Form 10-Q
period 1996-03-31
LIFE USA HOLDING INC /MN/
filed 1996-05-10
CIK 832989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1996

Commission File No. 0-18485

                             Life USA HOLDING, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                   41-1578384
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

Suite 95, Interchange North Building
300 South Highway 169
Minneapolis, Minnesota                                    55426
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code:                                            (612) 546-7386



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                       Outstanding at March 31, 1996
           -----------------                -----------------------------
     Common Stock,                                    20,335,509
     Par Value $.01 Per Share


                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 31, 1996


                                    I N D E X

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet (Unaudited)
              March 31, 1996 and December 31, 1995...........................3-4

              Condensed Consolidated Statement of Income
              (Unaudited) Three months ended March 31, 1996
              and March 31, 1995...............................................5

              Condensed Consolidated Statement of Cash Flows
              (Unaudited) Three months ended March 31, 1996
              and March 31, 1995...............................................6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)......................................................7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8-17

PART II.  OTHER INFORMATION:

   Item 1.    Legal Proceedings...............................................18
   Item 2.    Changes in Securities...........................................18
   Item 3.    Defaults Upon Senior Securities.................................18
   Item 4.    Submission of Matters to a Vote of Security Holders.............18
   Item 5.    Other Information...............................................18
   Item 6.    Exhibits and Reports on Form 8-K................................18

SIGNATURES:   ............................................................... 19


                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)



                                                           March 31, December 31,
                                                                1996         1995
                                                          ----------   ----------
ASSETS

Investments:

   Fixed maturity investments:

     Available for sale, at fair value (amortized cost:
       $787,654 at March 31, 1996 and $761,553 at
       December 31, 1995)                                 $  796,446   $  812,195

     Held to maturity, at amortized cost (fair value:
       $931,699 at March 31, 1996 and $953,167 at
       December 31, 1995)                                    925,127      908,670

   Policy loans                                               20,347       19,789
                                                          ----------   ----------

     Total investments                                     1,741,920    1,740,654

Cash and cash equivalents                                     33,531       33,222

Accrued investment income                                     24,037       23,510

Future policy benefits recoverable and amounts due
   from reinsurers                                         1,940,990    1,862,311

Deferred policy acquisition costs                            204,166      175,296

Other assets                                                  32,377       32,546
                                                          ----------   ----------

                                                          $3,977,021   $3,867,539
                                                          ==========   ==========

See accompanying notes.


                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                             March 31, December 31,
                                                                  1996         1995
                                                            ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                   $3,692,591   $3,566,012
   Other policyholders' funds                                    3,483        4,453
   Amounts due reinsurers                                       20,999       27,303
   Accrued commissions to agents                                 7,262       11,364
   Taxes, licenses and fees payable                             18,177       18,913
   Accounts payable                                              4,377        4,771
   Convertible subordinated debentures                          36,030       36,030
   Deferred income taxes                                        14,818       19,640
   Other liabilities                                            27,872       22,157
                                                            ----------   ----------

       Total liabilities                                     3,825,609    3,710,643


Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                               --           --
   Common stock, $.01 par value; 45,000,000
     shares authorized, 20,335,509 shares issued and
     outstanding (20,279,343 shares at December 31, 1995)          203          203
   Common stock to be issued, 31,003 shares
     (45,404 shares at December 31, l995)                          266          382
   Additional paid-in capital                                   81,398       80,931
   Net unrealized gain on fixed maturity
     investments - available for sale                            2,251       12,707
   Retained earnings                                            67,294       62,673
                                                            ----------   ----------

       Total shareholders' equity                              151,412      156,896
                                                            ----------   ----------

                                                            $3,977,021   $3,867,539
                                                            ==========   ==========


See accompanying notes.


                             Life USA HOLDING, INC.
                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       Three months ended March 31,
                                                       ----------------------------
                                                               1996           1995
                                                       ------------   ------------
Revenues:
   Policyholder charges                                $     11,084   $      8,193
   Net investment income                                     30,926         22,965
   Net realized gains (losses) on investments                 1,679           (157)
   Commissions and expense allowances, net                   29,817         28,758
   Other                                                         48            109
                                                       ------------   ------------

       Total revenues                                        73,554         59,868

Benefits and expenses:
   Interest credited to policyholder account values          24,230         18,161
   Other benefits to policyholders                            4,669          2,851
   Amortization of deferred policy acquisition costs          6,168          4,538
   Commissions                                               17,152         17,052
   Taxes, licenses and fees                                   1,237          1,358
   Operating expenses                                        12,776         10,061
                                                       ------------   ------------

       Total benefits and expenses                           66,232         54,021
                                                       ------------   ------------

Income before income taxes                                    7,322          5,847

Income taxes                                                  2,701          2,141
                                                       ------------   ------------

Net income                                             $      4,621   $      3,706
                                                       ============   ============

Income per common and common equivalent share:
   Primary                                             $        .21   $        .18
                                                       ============   ============

   Fully diluted                                       $        .21   $        .18
                                                       ============   ============

Number of shares used in per share calculation:
   Primary                                               22,904,123     21,523,015
   Fully diluted                                         22,904,112     21,542,291


See accompanying notes.



                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                      1996         1995
                                                                                 ---------    ---------
Cash flows from operating activities:
   Net income                                                                    $   4,621    $   3,706
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Accretion of discount on investments, net                                      (527)        (487)
       Net realized (gains) losses on investments                                   (1,679)         157
       Policy acquisition costs deferred                                            (9,275)     (17,025)
       Amortization of deferred policy acquisition costs                             6,168        4,538
       Other changes                                                                (7,370)       7,190
                                                                                 ---------    ---------

Net cash used in operating activities                                               (8,062)      (1,921)

Cash flows from investing activities:
   Fixed maturity investments-available for sale:
     Purchases                                                                     (61,412)     (65,556)
     Proceeds from sales                                                            35,095        5,036
     Proceeds from maturities and principal payments
       on mortgage-backed securities                                                 1,934        1,674
   Fixed maturity investments-held to maturity:
     Purchases                                                                     (18,005)     (77,794)
     Proceeds from maturities and principal payments
       on mortgage-backed securities                                                 2,035        1,952
                                                                                 ---------    ---------

Net cash used in investing activities                                              (40,353)    (134,688)

Cash flows from financing activities:
   Receipts from universal life and investment products                             66,528      123,086
   Withdrawals on universal life and investment products                           (45,740)     (32,263)
   Interest credited to policyholder account values                                 24,230       18,161
   Proceeds from convertible subordinated debenture issuance                          --         30,000
   Other financing activities                                                        3,706        2,456
                                                                                 ---------    ---------

Net cash provided by financing activities                                           48,724      141,440
                                                                                 ---------    ---------

Net increase in cash and cash equivalents                                              309        4,831

Cash and cash equivalents at beginning of the period                                33,222       57,720
                                                                                 ---------    ---------

Cash and cash equivalents at end of the period                                   $  33,531    $  62,551
                                                                                 =========    =========


See accompanying notes.



                             Life USA HOLDING, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at March 31, 1996 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1995 is derived from the audited balance sheet as of that date.

2. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1995 consolidated financial statements.

4. The net unrealized gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                        March 31, December 31,
                                                             1996        1995
                                                         --------    --------
       Gross unrealized gain on fixed maturity
        investments - available for sale                 $  8,792    $ 50,642

       Adjustments for:
        Deferred tax liability                             (3,077)    (17,725)
        Deferred policy acquisition costs                  (5,330)    (31,093)
        Deferred tax asset                                  1,866      10,883
                                                         --------    --------

       Net unrealized gain on fixed maturity
        investments - available for sale                 $  2,251    $ 12,707
                                                         ========    ========

5. On March 11, 1996, the Company announced that it had formed LifeUSA Securities, Inc., a wholly-owned broker/dealer subsidiary, to offer a family of proprietary mutual funds through licensed brokers in the independent agent distribution system of LifeUSA Insurance Company (LifeUSA). The Company is currently in the process of obtaining regulatory approval for both the broker/dealer and the formation of the funds. It is anticipated that the process will take approximately six to nine months.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA) and LifeUSA Securities, Inc., should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Since its inception in 1987, LifeUSA has entered into various agreements to reinsure a substantial portion of the new life insurance and annuity business written in the states where it has been authorized to issue life insurance and annuity products. Entering into these reinsurance agreements has allowed LifeUSA to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus. LifeUSA receives commissions and expense allowances on business ceded to its reinsurers.

Prior to the Company's acquisition of Fidelity Union Life Insurance Company (FULICO), a shell life insurance company into which LifeUSA was subsequently merged in 1994, LifeUSA was authorized to issue life insurance and annuity products in 40 states and the District of Columbia. In order to provide its agents access to nine of the states in which it was not licensed (excluding only New York), the Company entered into a general agency agreement in 1988 with Allianz Life Insurance Company of North America (Allianz Life) which allowed LifeUSA agents to produce life insurance and annuity business on Allianz Life policies which are similar to LifeUSA policies in these nine states.
The Company receives service fees on the business produced by LifeUSA agents for Allianz Life.

After the acquisition of FULICO and its subsequent merger with LifeUSA, LifeUSA filed all of its life insurance and annuity products with the nine states where it was not previously licensed. LifeUSA has received approval to issue all or most of these products in those nine states.

In February 1995, the Company and Allianz Life entered into a series of agreements to expand their combined marketing efforts nationwide, and Allianz Life purchased a 15-year, $30 million convertible subordinated debenture from the Company. The joint marketing agreement provided that existing LifeUSA life insurance and annuity products would be filed as Allianz Life policies in all states where LifeUSA agents are licensed. Of those states in which existing LifeUSA products have been filed as Allianz Life policies, 45 states have approved all products filed. LifeUSA continues to pursue the approval of all products filed in the remaining four states and the District of Columbia. LifeUSA agents are being licensed with Allianz Life so that LifeUSA products and existing Allianz Life products can be sold by the LifeUSA distribution system. LifeUSA may market and/or administer certain Allianz Life products sold by LifeUSA agents and participate in the business under a reinsurance agreement. The 1988 general agency agreement was terminated by the 1995 joint marketing agreement and therefore no longer applies to new life insurance and annuity business produced by LifeUSA agents for Allianz Life. However, the general agency agreement remains in effect for renewal premium received on policies originally issued under the terms of the general agency agreement. The Company continues to receive service fees from Allianz Life on all new and renewal premium received on policies produced by LifeUSA agents for Allianz Life under the terms of the joint marketing agreement.

The Company derives its revenues from commissions and expense allowances on business ceded to its reinsurers and service fees on the business produced by LifeUSA agents for Allianz Life, net investment income and policyholder charges. From July 1, 1993 through September 30, 1995, the retention percentage for new life insurance and annuity business written directly by LifeUSA and the assumption percentage for new business produced by LifeUSA agents for Allianz Life were 50%. Effective October 1, 1995, both of these percentages were decreased to 25% (see "Liquidity and Capital Resources" for further discussion). The combination of the constant 50% retention of business written by LifeUSA or produced for Allianz Life by LifeUSA agents from July 1, 1993 through September 30, 1995 and the growth in both invested assets and life insurance and annuity account values in force has caused the ratio of commissions and expense allowances to total revenues to decline, while the ratios of both net investment income to total revenues and policyholder charges to total revenues have increased as follows:
                                                      Three months
                                                     ended March 31,
                                                     ---------------
            Components of Total Revenues               1996  1995
            ------------------------------------------ ----  ----

            Commissions and expense allowances, net      41%   48%
            Net investment income                        42    38
            Policyholder charges                         15    14
            Net realized gains (losses) on investments    2     0

The reduction in retention and assumption percentages outlined above may cause this trend to change during 1996.

At March 31, 1996 and 1995, life insurance account values in force (net of reinsurance) aggregated $73.6 million and $54.8 million, respectively, and annuity account values in force (net of reinsurance) aggregated $1.59 billion and $1.32 billion, respectively.

RESULTS OF OPERATIONS

PREMIUMS. Total collected premiums in the first quarter of 1996, including premiums on policies produced by LifeUSA agents for Allianz Life, decreased by 12% to $223.9 million from $255.2 million in the first quarter of 1995. The following table shows the amounts of premiums collected, ceded and retained for the comparable quarters (in thousands):



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1996       1995
                                                       --------   --------
Collected Premiums (1):
   LifeUSA:
     Life:
       First year                                      $  3,878   $  3,696
       Single and renewal                                12,097     10,904
                                                       --------   --------
         Total Life                                      15,975     14,600
     Annuities                                          134,920    141,852
                                                       --------   --------
   Total LifeUSA collected premiums                     150,895    156,452

   Allianz Life:
     Life:
       First year                                           907      1,303
       Single and renewal                                 3,681      3,210
                                                       --------   --------
         Total Life                                       4,588      4,513
     Annuities                                           68,404     94,277
                                                       --------   --------
   Total Allianz Life collected premiums                 72,992     98,790
                                                       --------   --------
Total collected premiums                               $223,887   $255,242
                                                       ========   ========

Collected Premiums Not Retained or Assumed (2):
   LifeUSA:
     Life:
       First year                                      $  2,320   $  1,847
       Single and renewal                                 7,984      7,539
                                                       --------   --------
         Total Life                                      10,304      9,386
     Annuities                                           96,269     72,297
                                                       --------   --------
   Total LifeUSA collected premiums not retained        106,573     81,683

   Allianz Life:
     Life:
       First year                                           554        652
       Single and renewal                                 2,150      1,919
                                                       --------   --------
         Total Life                                       2,704      2,571
     Annuities                                           48,082     47,902
                                                       --------   --------
   Total Allianz Life collected premiums not assumed     50,786     50,473
                                                       --------   --------
Total collected premiums not retained or assumed       $157,359   $132,156
                                                       ========   ========

Retained or Assumed Premiums (3):
   LifeUSA:
     Life:
       First year                                      $  1,558   $  1,849
       Single and renewal                                 4,113      3,365
                                                       --------   --------
         Total Life                                       5,671      5,214
     Annuities                                           38,651     69,555
                                                       --------   --------
   Total LifeUSA retained premiums                       44,322     74,769

   Allianz Life:
     Life:
       First year                                           353        651
       Single and renewal                                 1,531      1,291
                                                       --------   --------
         Total Life                                       1,884      1,942
     Annuities                                           20,322     46,375
                                                       --------   --------
   Total Allianz Life assumed premiums                   22,206     48,317
                                                       --------   --------
Total retained or assumed premiums                     $ 66,528   $123,086
                                                       ========   ========


(1) Includes premiums related to all policies produced by LifeUSA agents, including policies produced by LifeUSA agents for Allianz Life.

(2) Includes premiums related to LifeUSA policies that have been ceded by LifeUSA to its reinsurers and premiums related to policies produced by LifeUSA agents for Allianz Life that have not been assumed by LifeUSA.

(3) Includes premiums related to LifeUSA policies that have been retained by LifeUSA and premiums related to policies produced by LifeUSA agents for Allianz Life that have been assumed by LifeUSA. LifeUSA invests these premiums for the purpose of providing future benefits to its policyholders.

Refer to Note 2 (Reinsurance) to the December 31, 1995 consolidated financial statements for further details regarding the Company's reinsurance agreements.

REVENUES. Total revenues for the first quarter of 1996 increased by 23% to $73.6 million compared to $59.9 million for the first quarter of 1995. The increase was primarily due to the growth in invested assets and account values in force, net realized gains recorded on investment sales and the increase in commissions and expense allowances associated with changing the percentage of business retained by LifeUSA to 25% on October 1, 1995, partially offset by the effect of the decline in collected premiums on the amount of commissions and expense allowances in the first quarter of 1996 compared to the first quarter of 1995.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 35%, or $2.9 million, in the first quarter of 1996 compared to the first quarter of 1995 reflecting the growth in LifeUSA's account values in force.

The increase in net investment income of 35%, or $8.0 million, in the first quarter of 1996 compared to the first quarter of 1995 resulted from the growth in invested assets (fixed maturity investments and cash and cash equivalents) to $1.76 billion at March 31, 1996, from $1.41 billion at March 31, 1995, partially offset by a decrease in the weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) to 7.41% at March 31, 1996, compared to 7.53% at March 31, 1995.

In accordance with generally accepted accounting principles, net realized gains (losses) on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders and pretax income for the first quarter of 1996 and 1995, respectively (in thousands):

                                                                           Increase (decrease) in
                                                          --------------------------------------------------
                                         Net realized       Amortization of
                                        gains (losses)     deferred policy      Other benefits        Pretax
                                         on investments   acquisition costs    to policyholders       income
                                         --------------   -----------------    ----------------       ------

         Three months ended:
         March 31, 1996                       $1,679               $618               $445             $616
         March 31, 1995                         (157)               (57)               (39)             (61)



Net commissions and expense allowances on premiums collected on reinsured policies and service fees on business produced for Allianz Life increased 4%, or $1.1 million, in the first quarter of 1996 compared to the first quarter of 1995 despite the decline in collected premiums in the 1996 quarter. The increase was due primarily to the decrease in retention of new business produced to 25% from 50% which became effective October 1, 1995.

BENEFITS AND EXPENSES. Total benefits and expenses were $66.2 million in the first quarter of 1996 compared to $54.0 million in the first quarter of 1995. The increase in total benefits and expenses of 23% was primarily due to growth in account values in force, partially offset by decreased production.

The increase in interest credited to policyholder account values of 33%, or $6.1 million, in the first quarter of 1996 compared to the first quarter of 1995 reflects the growth in LifeUSA's account values in force.

The increase in other benefits to policyholders of 64%, or $1.8 million, in the first quarter of 1996 compared to the first quarter of 1995 reflects the growth in LifeUSA's account values in force and the additional accrual of bonuses to be paid to policyholders (the primary component of other benefits to policyholders) that is generated by the aforementioned net realized gains (losses) on investments.

Amortization of deferred policy acquisition costs increased 36%, or $1.6 million, in the first quarter of 1996 compared to the first quarter of 1995 reflecting the increase in gross profits due to a larger, more mature block of retained in force business. The amortization of deferred policy acquisition costs was also affected by the amount of net realized gains (losses) on investments discussed previously. The impact on estimated gross profits of actual policy experience, including rates for lapses, surrenders and annuitizations, is consistent with the assumptions in the models used by LifeUSA to compute deferred policy acquisition cost amortization. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 1%, or $100,000, in the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily due to less commissions being deferred in the first quarter of 1996, when 25% of new business produced was retained by LifeUSA, than were deferred in the first quarter of 1995, when 50% of new business produced was retained. The impact of the decrease in retention was partially offset by the decrease in collected premiums discussed earlier.

Taxes, licenses and fees decreased 9%, or $100,000, in the first quarter of 1996 compared to the first quarter of 1995. This was primarily due to the decrease in premium taxes associated with the decrease in collected premiums discussed earlier, partially offset by an increase in the reserve established for future guaranty fund assessments during the first quarter of 1996.

Operating expenses increased 27%, or $2.7 million in the first quarter of 1996 compared to the first quarter of 1995 as a result of the combination of the increase in the number of LifeUSA's policies in force and less operating expenses being deferred in the first quarter of 1996, when 25% of new business produced was retained by LifeUSA, than were deferred in the first quarter of 1995, when 50% of new business produced was retained.

NET INCOME. Net income was $4.6 million or $.21 per share in the first quarter of 1996, compared to $3.7 million or $.18 per share in the first quarter of 1995, an increase of 25%. Net income, excluding the effect of net realized gains (losses) on investments and an increase in the reserve established for future guaranty fund assessments, increased by 16% to $4.4 million or $.20 per share in the first quarter of 1996 from $3.8 million or $.18 per share in the first quarter of 1995. The increase in net income in the first quarter of 1996 compared to the first quarter of 1995 was primarily due to the growth in invested assets and account values in force and the increase in commissions and expense allowances associated with changing the percentage of business retained by LifeUSA to 25% on October 1, 1995, partially offset by a decline in collected premiums in the first quarter of 1996 compared to the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Through March 1996, the Company's primary sources of cash were (i) service fees received by the Company for business produced by LifeUSA's agents for Allianz Life, (ii) management fees from LifeUSA, (iii) proceeds from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, and (iv) interest earned on invested assets. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA through management fees. LifeUSA is expected to have sufficient cash to provide reimbursement through 1996, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. The Company does not anticipate dividend distributions from LifeUSA during 1996 because funds generated by LifeUSA are expected to be utilized to pay management fees to the Company and other operating expenses and to support capital requirements associated with the retention of a portion of new life insurance and annuity business produced by LifeUSA agents. In addition, LifeUSA's ability to pay dividends is subject to compliance with Minnesota insurance laws and regulations.

The Company's cash needs consist of (i) capital contributions to LifeUSA to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA agents and to provide LifeUSA sufficient capital and surplus to maintain acceptable capital ratios, (ii) commission advances to agents, (iii) payment of interest on the Company's convertible subordinated debentures, (iv) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA's existing agents and expand the size of LifeUSA's field force, and (v) investments in marketing organizations expected to increase premium production volume for LifeUSA. Management believes that the combination of the anticipated increase in cash flow associated with decreasing the retention of new life insurance and annuity business written directly by LifeUSA and the assumption of new business produced by LifeUSA agents for Allianz Life to 25%, along with the $14 million in proceeds that remained at March 31, 1996 from the $30 million convertible subordinated debenture issued to Allianz Life in February 1995 and cash generated by operations will provide sufficient capital resources to support the capital needs of LifeUSA and meet all the Company's cash needs through the end of 1996, with the possible exception of cash required for investments in marketing organizations.

The Company has developed a strategy to increase premium production from LifeUSA's existing agents and from new production sources through investments in marketing organizations. The investments may be in the form of cash or the Company's stock through a loan to or an equity investment in marketing organizations. The amount of the investment will relate to the increase in business produced for LifeUSA by the marketing organization. During 1996, the Company has signed marketing agreements with three national marketing organizations to market LifeUSA life and annuity products for the first time and signed a letter of intent to acquire a national marketing organization which has been contracted with LifeUSA for seven years. The Company is currently in discussions with several other marketing organizations. There can be no assurances, however, that such investments will enhance the Company's premium volume or income.

On April 18, 1996, the Company announced that it had received a commitment from two of its reinsurers to provide a long term line of credit in the amount of $25 million. The Company is currently negotiating the terms of the definitive agreement. Funds drawn against the line will be used to fund investments in marketing organizations expected to increase production for LifeUSA and for general corporate purposes, including capital contributions to LifeUSA as may be needed for LifeUSA to maintain acceptable levels of capital and surplus for regulatory purposes.

For LifeUSA to assume or retain life insurance and annuity business, LifeUSA must maintain a sufficient level of statutory capital and surplus as established by the regulatory authorities in the jurisdictions where LifeUSA is licensed to do business. As LifeUSA retains business, it is required to expense commissions and other policy issuance costs for statutory accounting purposes and to establish statutory reserves for policy benefits, thereby creating a statutory loss and reducing statutory surplus in the first year of the policy. The anticipated profits from the retained or assumed business are realized over the remaining period that the policies are in force. In order to continue to retain new business, the Company will need to make capital contributions to LifeUSA until such time as the aggregate statutory profits are sufficient to maintain adequate levels of statutory capital and surplus.

As of March 31, 1996, LifeUSA had statutory capital and surplus for regulatory purposes of $78.6 million compared to $75.7 million at December 31, 1995. As the life insurance and annuity business produced by LifeUSA agents increases, LifeUSA expects to continue to satisfy statutory capital and surplus requirements through statutory profits on its mature block of retained inforce business, through the continued reinsurance of a portion of its new business, and through additional capital contributions by the Company. During the first quarter of 1996, the Company contributed to LifeUSA a total of $500,000 in order to maintain LifeUSA's desired levels of statutory capital and surplus.

From July 1, 1993 through September 30, 1995, LifeUSA retained 50% of the new life insurance and annuity business written by LifeUSA and assumed 50% of the new life insurance and annuity business produced by LifeUSA's agents for Allianz Life. Effective October 1, 1995, the Company decided to reduce the amount of business retained or assumed by LifeUSA to 25% from 50% in order to reduce the need for additional capital and boost current earnings potential. Assuming the current level of premium production and the anticipated statutory profits from the growing block of mature inforce business, management expects that LifeUSA may not need significant capital contributions from the Company to retain or assume 25% of the new business produced in 1996. The Company may further alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

REGULATORY ENVIRONMENT. LifeUSA is subject to regulation in the various states in which it is authorized to do business. The laws of these states establish supervisory agencies with broad administrative powers related to granting and revoking licenses to transact business, approving the form and content of policies, reviewing the advertising and illustration of policies, licensing agents, establishing reserve requirements and regulating the type and amount of investments. Such regulations are primarily intended to protect policyholders. The Company is also regulated in several states as an insurance holding company.

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states and by the National Association of Insurance Commissioners (NAIC). Regulatory initiatives such as risk-based capital standards have been undertaken to identify inadequately capitalized companies and to reduce the risk of company insolvencies. The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards mandate regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. LifeUSA's percentage of total adjusted capital to authorized control level risk-based capital is well in excess of a ratio which would require regulatory attention. The Company expects that it will contribute capital to LifeUSA in order to maintain its percentage in excess of such ratios during 1996.

The NAIC has also considered changes in the model law for nonforfeiture values of deferred annuity products, which are LifeUSA's most popular products. In 1994 and 1995, LifeUSA made presentations to the Life/Health Actuarial Task Force of the NAIC, whose responsibility it is to develop a new model law for nonforfeiture values of deferred annuities. LifeUSA demonstrated that its two-tier products use longer term, higher yielding investments to provide higher retirement values to policyholders, while decreasing disintermediation and solvency risks to LifeUSA. Although it is possible that the NAIC will adopt a model law addressing the nonforfeiture values of annuities in the future, such adoption is not currently anticipated to have a significant impact on LifeUSA.

In December 1995, the NAIC passed a model law for disclosure in life insurance policy illustrations. This law is not anticipated to have a significant impact on LifeUSA when it becomes effective on January 1, 1997.

Insurance laws also require LifeUSA to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may examine LifeUSA's business and accounts at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA, normally at three-year intervals, on behalf of the states in which LifeUSA is licensed.

In April 1996, the B++ (Very Good) rating initially assigned LifeUSA in June 1994 was reaffirmed by the A.M. Best Company. The A. M. Best Company assigns the B++ rating to companies which, in their opinion, have achieved very good overall performance when compared to the standards established by the A. M. Best Company. B++ companies have a good ability to meet their obligations to policyholders over a long period of time. The Company may need to make additional capital contributions to LifeUSA to maintain its B++ rating because of criteria the A. M. Best Company may apply in the future.

INVESTMENTS. As of March 31, 1996, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $1.76 billion, including $7.5 million in restricted deposits with state insurance authorities regulating LifeUSA. The Company does not hold any derivative financial instruments, as defined by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The following table summarizes the carrying and market values of each investment category held at March 31, 1996 (in thousands):

                                                              Carrying       % of          Market        % of
                                                                 Value      Total           Value       Total
                                                                 -----      -----           -----       -----

       Cash and cash equivalents                            $    33,531     1.91%     $    33,531        1.90%
       Government, Treasury and Agency notes and bonds          100,354     5.72          103,607        5.88
       Mortgage pass-throughs                                    31,929     1.82           31,927        1.81
       Agency Collateralized Mortgage Obligations:
         CMO - Sequential pay                                     6,742      .38            6,730         .38
         CMO - Planned amortization class                       623,483    35.52          622,848       35.36
         CMO - Accretion directed class                          23,440     1.34           23,540        1.34
         CMO - Targeted amortization class                       11,831      .67           12,624         .72
       Investment grade corporate securities:
         AAA+ to AAA-                                            32,172     1.83           32,841        1.86
         AA+ to AA-                                             135,948     7.75          136,564        7.75
         A+ to A-                                               359,411    20.48          361,291       20.51
         BBB+ to BBB-                                           396,263    22.58          396,174       22.49
         Non-investment grade                                        --       --               --          --
                                                            -----------   ------      -----------       -----
       Total                                                $ 1,755,104   100.00%     $ 1,761,677      100.00%
                                                            ===========   ======      ===========      ======


As part of its asset and liability management practices, LifeUSA manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of March 31, 1996, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.98% and the weighted average yield on the assets backing liabilities was 7.48%. As of December 31, 1995, this weighted average credited interest rate was 5.14% and the weighted average yield on the assets backing liabilities was 7.52%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $5.3 million during the first quarter of 1996. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA's expected policyholder liabilities. Consistent with LifeUSA's asset and liability management practices, as of March 31, 1996, the modified duration of LifeUSA's fixed income securities was 6.23 years, compared to 6.26 years as of December 31, 1995.

The percentage of the total market value of the Company's portfolio that is comprised of investment grade corporate obligations is 53% at March 31, 1996. With each corporate security acquisition, LifeUSA's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guideline for corporate securities does not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and/or Standard and Poor's Corporation.

The remainder of the Company's portfolio is comprised of government and government agency obligations. Government and government agency obligations are predominantly held in the form of Planned Amortization Class (PAC) CMOs, the most conservative type of CMO issued. These CMOs are specifically structured to provide the highest degree of protection against swings in repayments caused primarily by changes in interest rates and have virtually no risk of default. These securities are well-suited to fund the payment of the liabilities they support.

Currently, the decision of which asset type to invest in is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that these asset types will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

As of March 31, 1996, the Company held 46%, or $796 million, of the total market value of its long term securities as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA's products is the provision of bonuses to encourage policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

Forward-looking statements in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: interest rate changes, regulatory changes, and competition. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this Report, the Company is not involved in any material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES

During the period covered by this Report, the constituent instruments defining the rights of the holders of the common stock were not materially modified, nor were the rights evidenced by the common stock materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the period covered by this Report, there has been no material default with respect to any indebtedness of the Registrant or its subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

       (10) Consulting Agreement dated April 17, 1996 between Life USA Holding, Inc. and Joseph W. Carlson

       (11)   Statement of computation of per share earnings

       (27)   Financial data schedule

(b)    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Life USA HOLDING, INC.
                                                      (Registrant)



Date:  May 10, 1996

                                               /s/  Mark A. Zesbaugh
                                               Mark A. Zesbaugh
                                               Executive Vice President
                                               Chief Financial Officer