Form 10-Q
period 1996-06-30
LIFE USA HOLDING INC /MN/
filed 1996-08-09
CIK 832989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES _X_    NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at June 30, 1996
      -----------------                        ----------------------------
Common Stock,                                             20,790,736
Par Value $.01 Per Share


                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended June 30, 1996


                                    I N D E X

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet (Unaudited)
              June 30, 1996 and December 31, 1995...........................3-4

              Condensed Consolidated Statement of Income
              (Unaudited) Three months and six months ended
              June 30, 1996 and June 30, 1995................................5

              Condensed Consolidated Statement of Cash Flows
              (Unaudited) Six months ended June 30, 1996
              and June 30, 1995..............................................6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)....................................................7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................8-19

PART II.  OTHER INFORMATION:

   Item 1.    Legal Proceedings.............................................20
   Item 2.    Changes in Securities.........................................20
   Item 3.    Defaults Upon Senior Securities...............................20
   Item 4.    Submission of Matters to a Vote of Security Holders...........20
   Item 5.    Other Information.............................................20
   Item 6.    Exhibits and Reports on Form 8-K..............................21

SIGNATURES: ................................................................22



                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)


                                                             June 30,      December 31,
                                                               1996           1995
                                                            ----------     ----------
ASSETS

Investments:

   Fixed maturity investments:

     Available for sale, at fair value (amortized cost:
       $812,487 at June 30, 1996 and $761,553 at
       December 31, 1995)                                   $  807,095     $  812,195

     Held to maturity, at amortized cost (fair value:
       $938,531 at June 30, 1996 and $953,167 at
       December 31, 1995)                                      946,734        908,670

   Policy loans                                                 22,307         19,789
                                                            ----------     ----------

     Total investments                                       1,776,136      1,740,654

Cash and cash equivalents                                       32,542         33,222

Accrued investment income                                       25,385         23,510

Future policy benefits recoverable and amounts due
   from reinsurers                                           2,036,624      1,862,311

Deferred policy acquisition costs                              215,456        175,296

Other assets                                                    34,404         32,546
                                                            ----------     ----------

                                                            $4,120,547     $3,867,539
                                                            ==========     ==========

See accompanying notes



                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                June 30,        December 31,
                                                                  1996              1995
                                                                --------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Future policy benefits                                     $ 3,834,694      $ 3,566,012
   Other policyholders' funds                                       5,410            4,453
   Amounts due reinsurers                                          24,898           27,303
   Accrued commissions to agents                                    7,936           11,364
   Taxes, licenses and fees payable                                17,898           18,913
   Accounts payable                                                 3,945            4,771
   Convertible subordinated debentures                             36,030           36,030
   Deferred income taxes                                           14,605           19,640
   Other liabilities                                               23,449           22,157
                                                              -----------      -----------

       Total liabilities                                        3,968,865        3,710,643


Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                                    --               --
   Common stock, $.01 par value; 45,000,000
     shares authorized, 20,790,736 shares issued and
     outstanding (20,279,343 shares at December 31, 1995)             208              203
   Common stock to be issued, 28,875 shares
     (45,404 shares at December 31, l995)                             271              382
   Additional paid-in capital                                      81,755           80,931
   Net unrealized gain (loss) on fixed maturity
     investments - available for sale                              (3,512)          12,707
   Retained earnings                                               72,960           62,673
                                                              -----------      -----------

       Total shareholders' equity                                 151,682          156,896
                                                              -----------      -----------

                                                              $ 4,120,547      $ 3,867,539
                                                              ===========      ===========

See accompanying notes.


                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended June 30,      Six months ended June 30,
                                                             1996            1995            1996            1995
                                                         -----------     ------------    ------------    ------------
Revenues:
   Policyholder charges                                 $     12,763     $      8,705    $     23,847    $     16,897
   Net investment income                                      31,644           26,787          62,571          49,751
   Net realized gains (losses) on investments                     (8)              48           1,671            (109)
   Commissions and expense allowances, net                    32,932           34,573          62,749          63,331
   Other                                                          98               19             145             129
                                                        ------------     ------------    ------------    ------------

       Total revenues                                         77,429           70,132         150,983         129,999

Benefits and expenses:
   Interest credited to policyholder account values           24,253           20,345          48,484          38,507
   Other benefits to policyholders                             4,680            2,820           9,349           5,671
   Amortization of deferred policy acquisition costs           6,743            5,444          12,911           9,982
   Commissions                                                19,167           20,832          36,318          37,883
   Taxes, licenses and fees                                    1,100            1,491           2,337           2,849
   Operating expenses                                         12,536           11,414          25,311          21,475
                                                        ------------     ------------    ------------    ------------

       Total benefits and expenses                            68,479           62,346         134,710         116,367
                                                        ------------     ------------    ------------    ------------

Income before income taxes                                     8,950            7,786          16,273          13,632

Income taxes                                                   3,284            2,827           5,986           4,968
                                                        ------------     ------------    ------------    ------------

Net income                                              $      5,666     $      4,959    $     10,287    $      8,664
                                                        ============     ============    ============    ============

Income per common and common equivalent share:
   Primary                                              $        .25     $        .23    $        .46    $        .40
                                                        ============     ============    ============    ============

   Fully diluted                                        $        .25     $        .23    $        .46    $        .40
                                                        ============     ============    ============    ============

Number of shares used in per share calculation:
   Primary                                                23,349,003       22,844,512      23,126,263      22,187,596
   Fully diluted                                          23,373,323       22,844,449      23,138,417      22,197,202

See accompanying notes.


                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Six months ended June 30,
                                                                -------------------------
                                                                   1996           1995
                                                                ---------     -----------
Cash flows from operating activities:
   Net income                                                   $  10,287     $   8,664
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Accretion of discount on investments, net                   (1,033)       (1,870)
       Net realized (gains) losses on investments                  (1,671)          109
       Policy acquisition costs deferred                          (18,839)      (38,029)
       Amortization of deferred policy acquisition costs           12,911         9,982
       Other changes                                              (12,677)       13,909
                                                                ---------     ---------

Net cash used in operating activities                             (11,022)       (7,235)

Cash flows from investing activities:
   Fixed maturity investments-available for sale:
     Purchases                                                    (90,886)     (131,002)
     Proceeds from sales                                           37,682        17,822
     Proceeds from maturities and principal payments
       on mortgage-backed securities                                4,069         2,775
   Fixed maturity investments-held to maturity:
     Purchases                                                    (41,340)     (192,641)
     Proceeds from maturities and principal payments
       on mortgage-backed securities                                4,181         4,146
                                                                ---------     ---------

Net cash used in investing activities                             (86,294)     (298,900)

Cash flows from financing activities:
   Receipts from universal life and investment products           139,991       281,106
   Withdrawals on universal life and investment products          (99,721)      (66,412)
   Interest credited to policyholder account values                48,484        38,507
   Proceeds from convertible subordinated debenture issuance         --          30,000
   Other financing activities                                       7,882         4,903
                                                                ---------     ---------

Net cash provided by financing activities                          96,636       288,104
                                                                ---------     ---------

Net decrease in cash and cash equivalents                            (680)      (18,031)

Cash and cash equivalents at beginning of the period               33,222        57,720
                                                                ---------     ---------

Cash and cash equivalents at end of the period                  $  32,542     $  39,689
                                                                =========     =========

See accompanying notes.




                             Life USA HOLDING, INC.

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at June 30, 1996 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1995 is derived from the audited balance sheet as of that date.

2. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1995 consolidated financial statements.

4. The net unrealized gain (loss) on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                                June 30,    December 31,
                                                                 1996           1995
                                                               --------     ------------
          Gross unrealized gain (loss) on fixed maturity
            investments - available for sale                   $(5,391)       $ 50,642

          Adjustments for:
            Deferred tax (liability) asset                       1,887         (17,725)
            Deferred tax asset valuation allowance              (2,048)             --
            Deferred policy acquisition costs                    3,139         (31,093)
            Deferred tax asset (liability)                      (1,099)         10,883
                                                              --------        --------

          Net unrealized gain (loss) on fixed maturity
            investments - available for sale                  $ (3,512)       $ 12,707
                                                              ========        ========

5. On May 17, 1996, the Company entered into a line of credit agreement with two of its reinsurers that will be used to fund certain investments and acquisitions the Company may make, capital contributions to LifeUSA Insurance Company (LifeUSA) or for capital expenditures. The maximum borrowing allowed under this agreement is $30 million (no amounts outstanding at June 30, 1996) and borrowings under the line of credit may be made through May 17, 1999. Borrowings under the line of credit mature on March 31, 2001 and mandatory repayments of 25% of excess cash flow (as defined) for the prior calendar year are due on June 30, 1999 and March 31, 2000. The line of credit agreement contains various financial covenants, including maintenance of minimum levels of consolidated tangible net worth for the Company and statutory capital and surplus and risk-based capital for LifeUSA. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the average daily unused portion of the credit line.



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

Since April 1, 1991, LifeUSA has ceded a substantial portion of its new life insurance and annuity business to the following three reinsurers (the Reinsurers):

* Employers Reassurance Corporation, a subsidiary of Employers Reinsurance Corporation, a member of the General Electric Company group (Employers);

* Munich American Reassurance Company, a subsidiary of Munich Reinsurance Company, one of the largest German insurance companies (Munich); and

* Republic-Vanguard Life Insurance Company, a member of the Winterthur Swiss Insurance Group, one of the largest Swiss insurance companies (Republic-Vanguard).

During the first six months of 1996, LifeUSA ceded 75% of its new life insurance and annuity business to the Reinsurers, with Employers and Republic-Vanguard each assuming 40% of the total and the remaining 20% being assumed by Munich. LifeUSA receives commissions and expense allowances on business ceded to the Reinsurers.

Since 1987, under the terms of general agency and joint marketing agreements that the Company has entered into with Allianz Life Insurance Company of North America (Allianz Life), LifeUSA agents have produced life insurance and annuity business on Allianz Life policies which are similar to LifeUSA policies. During the first six months of 1996, LifeUSA assumed 25% of the new life insurance and annuity business produced by its agents for Allianz Life. The Company receives service fees on the business produced by LifeUSA agents for Allianz Life.

The Company derives a significant portion of its revenues from commissions and expense allowances on business ceded to the Reinsurers and service fees on the business produced by LifeUSA agents for Allianz Life, net investment income and policyholder charges. From July 1, 1993 through September 30, 1995, the retention percentage for new life insurance and annuity business written directly by LifeUSA and the assumption percentage for new business produced by LifeUSA agents for Allianz Life were 50%. Effective October 1, 1995, both of these percentages were decreased to 25% (see "Liquidity and Capital Resources" for further discussion). The combination of the constant 50% retention of business written by LifeUSA or produced for Allianz Life by LifeUSA agents from July 1, 1993 through September 30, 1995 and the growth in both invested assets and life insurance and annuity account values in force has caused the ratio of commissions and expense allowances to total revenues to decline, while the ratios of both net investment income to total revenues and policyholder charges to total revenues have increased as follows:

                                                              Six months
                                                            ended June 30,
      Components of Total Revenues                          1996       1995
      ----------------------------                          ----       ----

      Commissions and expense allowances, net                42%        49%
      Net investment income                                  41         38
      Policyholder charges                                   16         13
      Net realized gains (losses) on investments              1          0

The reduction in retention and assumption percentages outlined above may cause this trend to change during 1996.

At June 30, 1996 and 1995, life insurance account values in force (net of reinsurance) aggregated $77.8 million and $59.6 million, respectively, and annuity account values in force (net of reinsurance) aggregated $1.60 billion and $1.45 billion, respectively.

RESULTS OF OPERATIONS

PREMIUMS. Total collected premiums in the second quarter of 1996, including premiums on policies produced by LifeUSA agents for Allianz Life, decreased by 20% to $258.6 million from $325.0 million in the second quarter of 1995. Total collected premiums for the first six months of 1996 were $482.5 million, a 17% decrease from $580.3 million collected during the same period in 1995. The following table shows the amounts of premiums collected, ceded and retained for the comparable quarters and six month periods (in thousands):

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                        ---------------------------    -------------------------
                                                              1996        1995              1996          1995
                                                            --------    --------         --------      --------
Collected Premiums (1):
   LifeUSA:
     Life:
       First year                                         $  3,423      $  4,590         $  7,301      $  8,286
       Single and renewal                                   12,037        10,778           24,134        21,682
                                                          --------      --------         --------      --------
         Total Life                                         15,460        15,368           31,435        29,968
     Annuities                                             162,302       203,348          297,222       345,200
                                                          --------      --------         --------      --------
   Total LifeUSA collected premiums                        177,762       218,716          328,657       375,168

   Allianz Life:
     Life:
       First year                                              800         1,288            1,707         2,591
       Single and renewal                                    3,658         3,138            7,339         6,348
                                                          --------      --------         --------      --------
         Total Life                                          4,458         4,426            9,046         8,939
     Annuities                                              76,411       101,875          144,815       196,152
                                                          --------      --------         --------      --------
   Total Allianz Life collected premiums                    80,869       106,301          153,861       205,091
                                                          --------      --------         --------      --------
Total collected premiums                                  $258,631      $325,017         $482,518      $580,259
                                                          ========      ========         ========      ========

Collected Premiums Not Retained or Assumed (2):
   LifeUSA:
     Life:
       First year                                         $  2,192      $  2,295         $  4,512      $  4,142
       Single and renewal                                    7,821         7,386           15,805        14,925
                                                          --------      --------         --------      --------
         Total Life                                         10,013         9,681           20,317        19,067
     Annuities                                             117,811       102,931          214,080       175,228
                                                          --------      --------         --------      --------
   Total LifeUSA collected premiums not retained           127,824       112,612          234,397       194,295

   Allianz Life:
     Life:
       First year                                              540           644            1,094         1,296
       Single and renewal                                    2,131         1,871            4,281         3,790
                                                          --------      --------         --------      --------
         Total Life                                          2,671         2,515            5,375         5,086
     Annuities                                              54,672        51,870          102,754        99,772
                                                          --------      --------         --------      --------
   Total Allianz Life collected premiums not assumed        57,343        54,385          108,129       104,858
                                                          --------      --------         --------      --------
Total collected premiums not retained or assumed          $185,167      $166,997         $342,526      $299,153
                                                          ========      ========         ========      ========

Retained or Assumed Premiums (3):
   LifeUSA:
     Life:
       First year                                         $  1,231      $  2,295         $  2,789      $  4,144
       Single and renewal                                    4,216         3,392            8,329         6,757
                                                          --------      --------         --------      --------
         Total Life                                          5,447         5,687           11,118        10,901
     Annuities                                              44,491       100,417           83,142       169,972
                                                          --------      --------         --------      --------
   Total LifeUSA retained premiums                          49,938       106,104           94,260       180,873

   Allianz Life:
     Life:
       First year                                              260           644              613         1,295
       Single and renewal                                    1,527         1,267            3,058         2,558
                                                          --------      --------         --------      --------
         Total Life                                          1,787         1,911            3,671         3,853
     Annuities                                              21,739        50,005           42,061        96,380
                                                          --------      --------         --------      --------
   Total Allianz Life assumed premiums                      23,526        51,916           45,732       100,233
                                                          --------      --------         --------      --------
Total retained or assumed premiums                        $ 73,464      $158,020         $139,992      $281,106
                                                          ========      ========         ========      ========


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

Reference is made to Note 2 (Reinsurance) to the December 31, 1995 consolidated financial statements for further details regarding the Company's reinsurance agreements.

REVENUES. Total revenues for the second quarter of 1996 increased by 10% to $77.4 million compared to $70.1 million for the second quarter of 1995 and increased by 16% for the first six months of 1996 to $151.0 million from $130.0 million for the same period in 1995. These increases were primarily due to the growth in invested assets and account values in force and net realized gains recorded on investment sales.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 47%, or $4.1 million, in the second quarter of 1996 compared to the second quarter of 1995, and 41%, or $7.0 million, in the first six months of 1996 compared to the first six months of 1995, reflecting the growth in and age of LifeUSA's net retained account values in force.

The increase in net investment income of 18%, or $4.9 million, in the second quarter of 1996 compared to the second quarter of 1995, and 26%, or $12.8 million, in the first six months of 1996 compared to the first six months of 1995, resulted from the growth in invested assets (fixed maturity investments and cash and cash equivalents) to $1.79 billion at June 30, 1996, from $1.58 billion at June 30, 1995, partially offset by a decrease in the weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) to 7.42% at June 30, 1996, compared to 7.55% at June 30, 1995.

In accordance with generally accepted accounting principles, net realized gains (losses) on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders and pretax income during each of the periods presented in the condensed consolidated statement of income (in thousands):

                                                                         Increase (decrease) in
                                                          -----------------------------------------------
                                          Net realized     Amortization of
                                         gains (losses)    deferred policy      Other benefits     Pretax
                                         on investments   acquisition costs    to policyholders    income
                                         --------------   -----------------    ----------------    ------
         Three months ended:
         June 30, 1996                     $   (8)             $  (3)              $  (2)          $ (3)
         June 30, 1995                         48                 18                  13             17

         Six months ended:
         June 30, 1996                      1,671                615                 443            613
         June 30, 1995                       (109)               (39)                (26)           (44)

Net commissions and expense allowances decreased 5%, or $1.6 million, in the second quarter of 1996 compared to the second quarter of 1995, and 1%, or $600,000, in the first six months of 1996 compared to the first six months of 1995. These decreases were due primarily to the decline in collected premium which was only partially offset by the effect of the reduction in retention and assumption of new business produced to 25% from 50% which became effective October 1, 1995.

The following table shows the amounts of net commissions and expense allowances for the comparable quarters and six month periods (in thousands):

                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                  ---------------------------   -------------------------
                                                     1996           1995           1996           1995
                                                  ---------       --------       --------       --------
   LifeUSA:
     Life:
       First year                                  $  2,657       $  2,516       $  5,437       $  4,666
       Single and renewal                             1,293          1,238          2,610          2,500
                                                   --------       --------       --------       --------
         Total Life                                   3,950          3,754          8,047          7,166
     Annuities                                       17,213         14,826         31,991         25,350
                                                   --------       --------       --------       --------
   Total LifeUSA                                     21,163         18,580         40,038         32,516

   Allianz Life:
     Life:
       First year                                       851          1,297          1,764          2,617
       Single and renewal                               573            467          1,138            948
                                                   --------       --------       --------       --------
         Total Life                                   1,424          1,764          2,902          3,565
     Annuities                                       10,436         14,402         20,092         27,637
                                                   --------       --------       --------       --------
   Total Allianz Life                                11,860         16,166         22,994         31,202

Lapse policy chargebacks                                (91)          (173)          (283)          (387)
                                                   --------       --------       --------       --------

Total commissions and expense allowances, net      $ 32,932       $ 34,573       $ 62,749       $ 63,331
                                                   ========       ========       ========       ========


The above table includes commissions and expense allowances related to LifeUSA policies that have been ceded by LifeUSA to its reinsurers and service fees related to policies produced by LifeUSA agents for Allianz Life.

The Company pays a lapse policy chargeback to the Reinsurers when a life insurance policy that has been ceded lapses before the end of 13 months. The chargeback paid for each policy is equal to the excess of the allowances received over the premiums received.

Reference is made to Note 2 (Reinsurance) to the December 31, 1995 consolidated financial statements for further details regarding the Company's reinsurance agreements.

BENEFITS AND EXPENSES. Total benefits and expenses were $68.5 million in the second quarter of 1996 compared to $62.3 million in the second quarter of 1995 and $134.7 million in the first six months of 1996 compared to $116.4 million in the first six months of 1995. The increases in total benefits and expenses of 10% in the second quarter of 1996 compared to the second quarter of 1995 and 16% in the first six months of 1996 compared to the first six months of 1995 were primarily due to growth in account values in force, partially offset by decreased production.

The increase in interest credited to policyholder account values of 19%, or $3.9 million, in the second quarter of 1996 compared to the second quarter of 1995 and 26%, or $10.0 million, in the first six months of 1996 compared to the first six months of 1995, reflects the growth in LifeUSA's account values in force.

The increase in other benefits to policyholders of 66%, or $1.9 million, in the second quarter of 1996 compared to the second quarter of 1995 and 65%, or $3.7 million, in the first six months of 1996 compared to the first six months of 1995, reflects the growth in LifeUSA's account values in force and the additional accrual of bonuses to be paid to policyholders (the primary component of other benefits to policyholders) that is generated by the aforementioned net realized gains (losses) on investments.

Amortization of deferred policy acquisition costs increased 24%, or $1.3 million, in the second quarter of 1996 compared to the second quarter of 1995 and 29%, or $2.9 million, in the first six months of 1996 compared to the first six months of 1995, reflecting the increase in gross profits due to a larger, more mature block of retained in force business. The amortization of deferred policy acquisition costs was also affected by the amount of net realized gains (losses) on investments discussed previously. The impact on estimated gross profits of actual policy experience, including rates for lapses, surrenders and annuitizations, is consistent with the assumptions in the models used by LifeUSA to compute deferred policy acquisition cost amortization. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents decreased 8%, or $1.7 million, in the second quarter of 1996 compared to the second quarter of 1995 and 4%, or $1.6 million, in the first six months of 1996 compared to the first six months of 1995. These decreases were primarily due to the decrease in collected premiums, partially offset by less commissions being deferred in 1996, when 25% of new business produced was retained by LifeUSA, than were deferred in 1995, when 50% of new business produced was retained.

Taxes, licenses and fees decreased 26%, or $400,000, in the second quarter of 1996 compared to the second quarter of 1995 and 18%, or $500,000, in the first six months of 1996 compared to the first six months of 1995. These decreases were primarily due to the decrease in premium taxes associated with the decrease in collected premiums discussed earlier, partially offset by an increase in the reserve established for future guaranty fund assessments.

Operating expenses increased 10%, or $1.1 million, in the second quarter of 1996 compared to the second quarter of 1995 and 18%, or $3.8 million, in the first six months of 1996 compared to the first six months of 1995 as a result of the combination of the increase in the number of LifeUSA's policies in force and less operating expenses being deferred in 1996, when 25% of new business produced was retained by LifeUSA, than were deferred in 1995, when 50% of new business produced was retained.

NET INCOME. Net income was $5.7 million, or $.25 per share, in the second quarter of 1996, compared to $5.0 million, or $.23 per share, in the second quarter of 1995, an increase of 14%. Net income, excluding the effect of net realized gains (losses) on investments and an increase in the reserve established for future guaranty fund assessments, increased by 16% to $5.8 million, or $.26 per share, in the second quarter of 1996 from $5.0 million, or $.23 per share, in the second quarter of 1995. Net income was $10.3 million, or $.46 per share, in the first six months of 1996, compared to $8.7 million, or $.40 per share, in the first six months of 1995, an increase of 19%. Net income, excluding the effect of net realized gains (losses) on investments and an increase in the reserve established for future guaranty fund assessments, increased by 17% to $10.3 million, or $.46 per share, in the first six months of 1996 from $8.8 million, or $.41 per share, in the second quarter of 1995. These increases were primarily due to the growth in invested assets and account values in force.

LIQUIDITY AND CAPITAL RESOURCES

Through June 1996, the Company's primary sources of cash were (i) service fees received by the Company for business produced by LifeUSA's agents for Allianz Life, (ii) management fees from LifeUSA, (iii) proceeds from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, and (iv) interest earned on invested assets. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA through management fees. LifeUSA is expected to have sufficient cash to provide reimbursement through 1996, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. The Company does not anticipate dividend distributions from LifeUSA during 1996 because funds generated by LifeUSA are expected to be utilized to pay management fees to the Company and other operating expenses and to support capital requirements associated with the retention of a portion of new life insurance and annuity business produced by LifeUSA agents. In addition, LifeUSA's ability to pay dividends is subject to compliance with Minnesota insurance laws and regulations.

On May 17, 1996, the Company entered into an agreement with two of its reinsurers providing a long-term line of credit in the amount of $30 million. Funds drawn against the line of credit will be used to fund certain investments and acquisitions the Company may make, capital contributions to LifeUSA or for capital expenditures.

The Company's cash needs consist of (i) capital contributions to LifeUSA to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA agents and to provide LifeUSA sufficient capital and surplus to maintain acceptable capital ratios, (ii) commission advances to agents, (iii) payment of interest on the Company's convertible subordinated debentures, (iv) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA's existing agents and expand the size of LifeUSA's field force, and (v) investments in marketing organizations expected to increase premium production volume for LifeUSA. Management believes that the combination of (i) the anticipated increase in cash flow associated with decreasing the retention of new life insurance and annuity business written directly by LifeUSA and the assumption of new business produced by LifeUSA agents for Allianz Life to 25%, (ii) the $14 million in proceeds that remained at June 30, 1996 from the $30 million convertible subordinated debenture issued to Allianz Life in February 1995,
(iii) the availability of the $30 million line of credit from two of its reinsurers, and (iv) cash generated by operations will provide sufficient capital resources to support the capital needs of LifeUSA and meet all the Company's cash needs through the end of 1996.

The Company has developed a strategy to generate premium production from LifeUSA's existing agents and from new production sources through investments in marketing organizations. The investments may be in the form of cash or the Company's stock through a loan to or an equity investment in marketing organizations. The amount of the investment will relate to the increase in business produced for LifeUSA by the marketing organization. During 1996, the Company signed marketing agreements with 21 national marketing organizations to market LifeUSA life and annuity products for the first time and signed letters of intent to acquire two national marketing organizations, one of which has been contracted with LifeUSA for seven years. The Company is currently in discussions with several other marketing organizations. There can be no assurances, however, that such investments will enhance the Company's premium volume or income.

For LifeUSA to retain or assume life insurance and annuity business, LifeUSA must maintain a sufficient level of statutory capital and surplus as established by the regulatory authorities in the jurisdictions where LifeUSA is licensed to do business. As LifeUSA retains and assumes business, it is required to expense commissions and other policy issuance costs for statutory accounting purposes and to establish statutory reserves for policy benefits, thereby creating a statutory loss and reducing statutory surplus in the first year of the policy. The anticipated profits from the retained or assumed business are realized over the remaining period that the policies are in force.

During the first six months of 1996, LifeUSA produced a statutory net income of $6.9 million. As a result, the Company has not made significant capital contributions to LifeUSA during 1996 in order to maintain adequate levels of statutory capital and surplus.

As of June 30, 1996, LifeUSA had statutory capital and surplus for regulatory purposes of $82.0 million compared to $75.7 million at December 31, 1995. Assuming the current level of its retention and assumption of new business and the expected level of life insurance and annuity business produced by its agents, LifeUSA expects to continue to satisfy statutory capital and surplus requirements primarily through statutory profits on its mature block of retained inforce business, through the continued reinsurance of a portion of its new business, and, to the extent necessary, through additional capital contributions by the Company. During the first six months of 1996, the Company's contributions to LifeUSA were limited to $800,000 of electronic data processing equipment.

From July 1, 1993 through September 30, 1995, LifeUSA retained 50% of the new life insurance and annuity business written by LifeUSA and assumed 50% of the new life insurance and annuity business produced by LifeUSA's agents for Allianz Life. Effective October 1, 1995, the Company decided to reduce the amount of business retained or assumed by LifeUSA to 25% from 50% in order to reduce the need for additional capital and improve current earnings. The Company may further alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

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

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states and by the National Association of Insurance Commissioners (NAIC). Regulatory initiatives such as risk-based capital standards have been undertaken to identify inadequately capitalized companies and to reduce the risk of company insolvencies. The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards mandate regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. LifeUSA's percentage of total adjusted capital to authorized control level risk-based capital is well in excess of a ratio which would require regulatory attention. During the first six months of 1996, LifeUSA produced a statutory net income of $6.9 million. As a result, the Company has not found it necessary to make significant capital contributions to LifeUSA during 1996 in order to maintain adequate levels of statutory capital and surplus. In addition, the Company does not expect to contribute capital to LifeUSA in order to maintain its percentage in excess of such ratios during the remainder of 1996.

The NAIC has also considered changes in the model law for nonforfeiture values of deferred annuity products, which are LifeUSA's most popular products. Since 1994, LifeUSA has made presentations to and had discussions with the Life/Health Actuarial Task Force of the NAIC, whose responsibility it is to develop a new model law for nonforfeiture values of deferred annuities. LifeUSA demonstrated that its two-tier products use longer term, higher yielding investments to provide higher retirement values to policyholders, while decreasing disintermediation and solvency risks to LifeUSA. Although it is possible that the NAIC will adopt a model law addressing the nonforfeiture values of annuities in the future, such adoption is not currently anticipated to have a significant impact on LifeUSA.

In December 1995, the NAIC passed a model law for disclosure in life insurance policy illustrations. A number of states have either adopted or are in the process of adopting the model law by its January 1, 1997 effective date. This law is not anticipated to have a significant impact on LifeUSA when it becomes effective.

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

INVESTMENTS. As of June 30, 1996, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $1.79 billion, including $7.4 million in restricted deposits with state insurance authorities regulating LifeUSA. The Company does not hold any derivative financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The following table summarizes the book, carrying and market values of each investment category held at June 30, 1996 (in thousands):

                                                    Book       % of       Carrying        % of        Market        % of
                                                   Value       Total        Value         Total       Value         Total
                                                   -----       -----      --------        -----     ----------     ------
Cash and cash equivalents                      $   32,542       1.82%     $   32,542       1.82%    $   32,542       1.83%
Government Treasury and Agency
   notes and bonds                                102,962       5.75         103,022       5.77        105,670       5.94
Mortgage pass-throughs                             38,126       2.13          38,293       2.14         38,211       2.15
Agency Collateralized Mortgage Obligations:
   CMO - Sequential pay                             6,659        .37           6,659        .37          6,596        .37
   CMO - Planned amortization class               621,845      34.70         618,774      34.65        610,476      34.33
   CMO - Accretion directed class                  23,454       1.31          23,454       1.31         23,087       1.30
   CMO - Targeted amortization class               11,870        .66          11,870        .66         12,478        .70
Investment grade corporate securities:
   AAA+ to AAA-                                    36,741       2.05          36,823       2.06         37,000       2.08
   AA+ to AA-                                     141,827       7.92         139,960       7.83        139,677       7.86
   A+ to A-                                       387,937      21.65         385,120      21.56        384,679      21.63
   BBB+ to BBB-                                   387,800      21.64         389,854      21.83        387,753      21.81
   Non-investment grade                              --         --                --         --             --         --
                                               ----------     ------      ----------     ------     ----------     ------
Total                                          $1,791,763     100.00%     $1,786,371     100.00%    $1,778,169     100.00%
                                               ==========     ======      ==========     ======     ==========     ======

As part of its asset and liability management practices, LifeUSA manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of June 30, 1996, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.83% and the weighted average yield on the assets backing liabilities was 7.48%. As of December 31, 1995, this weighted average credited interest rate was 5.14% and the weighted average yield on the assets backing liabilities was 7.52%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $11.4 million during the first six months of 1996. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA's expected policyholder liabilities. Consistent with LifeUSA's asset and liability management practices, as of June 30, 1996, the modified duration of LifeUSA's fixed income securities was 6.13 years, compared to 6.26 years as of December 31, 1995.

The percentage of the total market value of the Company's portfolio that is comprised of investment grade corporate obligations is 53% at June 30, 1996. With each corporate security acquisition, LifeUSA's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guideline for corporate securities does not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard and Poor's Corporation.

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

As of June 30, 1996, the Company held 46%, or $807 million, of the total market value of its long term securities as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA's products is the provision of bonuses to encourage policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

At June 30, 1996, the Company's shareholders' equity and book value per share were $151.7 million and $7.29, respectively, compared to $156.9 million and $7.72, respectively, at December 31, 1995. Excluding the effect of the net unrealized gain (loss) on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $155.2 million and $7.45, respectively, at June 30, 1996, compared to $144.2 million and $7.09, respectively, at December 31, 1995.

Statements other than historical information contained in this Report are considered forward-looking and involve a number of risks and uncertainties. In addition to the factors discussed in this Report, there are other factors that could cause actual results to differ materially from expected results including, but not limited to, development and acceptance of new products, impact of changes in federal and state regulation, dependence upon key personnel, changes in interest rates, the level of premium production, competition and other risks described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 16, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon at the meeting:

                                                                  Votes            Votes          Votes
                                                                    For        Abstained        Against
                                                             ----------        ---------        -------

1)     To elect the following persons as Directors:
       Hugh Alexander                                        17,262,963          109,154             --
       Jack H. Blaine                                        17,262,963          109,154             --
       Joseph W. Carlson                                     17,262,960          109,157             --
       Margery G. Hughes                                     17,262,931          109,186             --
       Barbara J. Lautzenheiser                              17,262,931          109,186             --
       Robert W. MacDonald                                   17,261,179          110,938             --
       Robert J. Oster                                       17,262,963          109,154             --
       Daniel J. Rourke                                      17,262,808          109,309             --
       Ralph Strangis                                        17,262,881          109,236             --
       Donald J. Urban                                       17,262,901          109,216             --
       Mark A. Zesbaugh                                      17,262,963          109,154             --

2)     To ratify the appointment of Ernst & Young LLP
       as the independent auditors for the Company for
       the year 1996                                         17,327,308           22,096         22,713

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

       (11)     Statement of computation of per share earnings

       (27)     Financial data schedule (electronic filing only)

(b) A report on Form 8-K was filed on June 17, 1996, to report that on May 17, 1996, the Company entered into an agreement with two of its reinsurers providing a long-term line of credit in the amount of $30 million.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Life USA HOLDING, INC.
                                           (Registrant)



Date:  August 9, 1996

                                           /s/  Mark A. Zesbaugh
                                           ----------------------------------
                                           Mark A. Zesbaugh
                                           Executive Vice President
                                           Chief Financial Officer