Form 10-Q
period 1996-09-30
LIFE USA HOLDING INC /MN/
filed 1996-11-12
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                   Outstanding at September 30, 1996
            -----------------               ---------------------------------
     Common Stock,                                      20,875,101
     Par Value $.01 Per Share



                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                 for the Third Quarter Ended September 30, 1996


                                    I N D E X
                                    ---------
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet (Unaudited)
              September 30, 1996 and December 31, 1995.......................3-4

              Condensed Consolidated Statement of Income
              (Unaudited) Three months and nine months ended
              September 30, 1996 and September 30, 1995.......................5

              Condensed Consolidated Statement of Cash Flows
              (Unaudited) Nine months ended September 30, 1996
              and September 30, 1995...........................................6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)......................................................7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8-18

PART II.  OTHER INFORMATION:

   Item 1.    Legal Proceedings...............................................19
   Item 2.    Changes in Securities...........................................19
   Item 3.    Defaults Upon Senior Securities.................................19
   Item 4.    Submission of Matters to a Vote of Security Holders.............19
   Item 5.    Other Information...............................................19
   Item 6.    Exhibits and Reports on Form 8-K................................19

SIGNATURES:...................................................................20


                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)


                                                         September 30,  December 31,
                                                             1996           1995
                                                         -------------  ------------
ASSETS

Investments:

   Fixed maturity investments:
     Available for sale, at fair value (amortized cost:
       $842,867 at September 30, 1996 and $761,553 at
       December 31, 1995)                                  $  839,393    $  812,195

     Held to maturity, at amortized cost (fair value:
       $981,284 at September 30, 1996 and $953,167 at
       December 31, 1995)                                     986,142       908,670

   Policy loans                                                23,248        19,789
                                                           ----------    ----------

     Total investments                                      1,848,783     1,740,654

Cash and cash equivalents                                      31,049        33,222

Accrued investment income                                      26,521        23,510

Future policy benefits recoverable and amounts due
   from reinsurers                                          2,137,876     1,862,311

Deferred policy acquisition costs                             219,122       175,296

Other assets                                                   37,854        32,546
                                                           ----------    ----------

                                                           $4,301,205    $3,867,539
                                                           ==========    ==========

See accompanying notes.


                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                            September 30,    December 31,
                                                                1996            1995
                                                             -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                    $ 3,994,015     $ 3,566,012
   Other policyholders' funds                                      7,643           4,453
   Amounts due reinsurers                                         28,381          27,303
   Accrued commissions to agents                                   9,118          11,364
   Taxes, licenses and fees payable                               21,548          18,913
   Accounts payable                                                4,965           4,771
   Convertible subordinated debentures                            36,030          36,030
   Deferred income taxes                                          13,965          19,640
   Other liabilities                                              25,590          22,157
                                                             -----------     -----------

       Total liabilities                                       4,141,255       3,710,643


Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                                 --              --
   Common stock, $.01 par value; 45,000,000
     shares authorized, 20,875,101 shares issued and
     outstanding (20,279,343 shares at December 31, 1995)            209             203
   Common stock to be issued, 53,946 shares
     (45,404 shares at December 31, l995)                            490             382
   Additional paid-in capital                                     81,890          80,931
   Net unrealized gain (loss) on fixed maturity
     investments - available for sale                             (2,362)         12,707
   Retained earnings                                              79,723          62,673
                                                             -----------     -----------

       Total shareholders' equity                                159,950         156,896
                                                             -----------     -----------

                                                             $ 4,301,205     $ 3,867,539
                                                             ===========     ===========
See accompanying notes.


                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                      Three months ended September 30,  Nine months ended September 30,
                                                      --------------------------------  -------------------------------
                                                            1996            1995            1996            1995
                                                        ------------    ------------    ------------    ------------
Revenues:
   Policyholder charges                                 $     11,291    $      9,758    $     35,138    $     26,656
   Net investment income                                      32,948          28,986          95,519          78,738
   Net realized gains (losses) on investments                   --              --             1,671            (109)
   Commissions and expense allowances, net                    39,527          25,399         102,275          88,730
   Other                                                         266              59             412             186
                                                        ------------    ------------    ------------    ------------

       Total revenues                                         84,032          64,202         235,015         194,201

Benefits and expenses:
   Interest credited to policyholder account values           25,120          22,353          73,604          60,860
   Other benefits to policyholders                             4,571           2,695          13,920           8,366
   Amortization of deferred policy acquisition costs           5,660           5,613          18,571          15,595
   Commissions                                                23,149          15,222          59,467          53,106
   Taxes, licenses and fees                                    1,186           1,563           3,523           4,412
   Operating expenses                                         13,670          10,730          38,980          32,203
                                                        ------------    ------------    ------------    ------------

       Total benefits and expenses                            73,356          58,176         208,065         174,542
                                                        ------------    ------------    ------------    ------------

Income before income taxes                                    10,676           6,026          26,950          19,659

Income taxes                                                   3,914           2,203           9,900           7,172
                                                        ------------    ------------    ------------    ------------

Net income                                              $      6,762    $      3,823    $     17,050    $     12,487
                                                        ============    ============    ============    ============

Income per common and common equivalent share:
   Primary                                              $        .30    $        .18    $        .76    $        .58
                                                        ============    ============    ============    ============

   Fully diluted                                        $        .30    $        .18    $        .76    $        .58
                                                        ============    ============    ============    ============

Number of shares used in per share calculation:
   Primary                                                23,478,591      22,847,581      23,243,705      22,409,958
   Fully diluted                                          23,482,537      22,851,810      23,253,123      22,417,772

See accompanying notes.


                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                     1996             1995
                                                              -------------       -----------
Cash flows from operating activities:
   Net income                                                     $  17,050       $  12,487
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Accretion of discount on investments, net                     (1,745)         (3,264)
       Net realized (gains) losses on investments                    (1,671)            109
       Policy acquisition costs deferred                            (29,348)        (53,807)
       Amortization of deferred policy acquisition costs             18,571          15,595
       Other changes                                                 (5,332)         11,174
                                                                  ---------       ---------

Net cash used in operating activities                                (2,475)        (17,706)

Cash flows from investing activities: Fixed maturity
investments-available for sale:
     Purchases                                                     (123,337)       (158,414)
     Proceeds from sales                                             37,682          11,219
     Proceeds from maturities and principal payments
       on mortgage-backed securities                                  6,210           3,818
   Fixed maturity investments-held to maturity:
     Purchases                                                      (82,212)       (242,033)
     Proceeds from maturities and principal payments
       on mortgage-backed securities                                  6,287           6,714
                                                                  ---------       ---------

Net cash used in investing activities                              (155,370)       (378,696)

Cash flows from financing activities:
   Receipts from universal life and investment products             223,131         391,637
   Withdrawals on universal life and investment products           (153,040)       (101,785)
   Interest credited to policyholder account values                  73,604          60,860
   Proceeds from convertible subordinated debenture issuance           --            30,000
   Other financing activities                                        11,977           6,859
                                                                  ---------       ---------

Net cash provided by financing activities                           155,672         387,571
                                                                  ---------       ---------

Net decrease in cash and cash equivalents                            (2,173)         (8,831)

Cash and cash equivalents at beginning of the period                 33,222          57,720
                                                                  ---------       ---------

Cash and cash equivalents at end of the period                    $  31,049       $  48,889
                                                                  =========       =========
See accompanying notes


                             Life USA HOLDING, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at September 30, 1996 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1995 is derived from the audited balance sheet as of that date.

2. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1995 consolidated financial statements.

4. The net unrealized gain (loss) on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                        September 30,    December 31,
                                                            1996            1995
                                                        -------------    ------------
Gross unrealized gain (loss) on fixed maturity
 investments - available for sale                         $ (3,474)       $ 50,642

Adjustments for:
 Deferred tax (liability) asset                              1,216         (17,725)
 Deferred tax asset valuation allowance                     (1,375)           --
 Deferred policy acquisition costs                           1,956         (31,093)
 Deferred tax asset (liability)                               (685)         10,883
                                                          --------        --------

Net unrealized gain (loss) on fixed maturity
 investments - available for sale                         $ (2,362)       $ 12,707
                                                          ========        ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA), LifeUSA Securities, Inc. and LifeUSA Marketing, Inc. (LifeUSA Marketing) should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere in this Report.

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

Effective October 1, 1995, LifeUSA began ceding 75% of its new life insurance and annuity business to the Reinsurers. From July 1, 1993 through September 30, 1995, LifeUSA ceded 50% of its new life insurance and annuity business to the Reinsurers. LifeUSA receives commissions and expense allowances on business ceded to the Reinsurers.

Since 1987, under the terms of agreements between the Company and Allianz Life Insurance Company of North America (Allianz Life), LifeUSA agents have produced life insurance and annuity business on Allianz Life policies which are similar to LifeUSA policies. Effective October 1, 1995, LifeUSA began assuming 25% of the new life insurance and annuity business produced by its agents for Allianz Life. From July 1, 1993 through September 30, 1995, LifeUSA assumed 50% of the new life insurance and annuity business produced by LifeUSA agents for Allianz Life. The Company receives service fees on the business produced by LifeUSA agents for Allianz Life.

At September 30, 1996 and 1995, life insurance account values in force (net of reinsurance) aggregated $81.8 million and $64.4 million, respectively, and annuity account values in force (net of reinsurance) aggregated $1.64 billion and $1.53 billion, respectively.


RESULTS OF OPERATIONS

PREMIUMS. Total collected premiums in the third quarter of 1996, including premiums on policies produced by LifeUSA agents for Allianz Life, increased by 35% to $307.9 million from $228.2 million in the third quarter of 1995. Total collected premiums for the first nine months of 1996 were $790.4 million, a 2% decrease from $808.5 million for the same period in 1995. The following table shows the amounts of premiums collected, ceded and retained for the comparable quarters and nine month periods (in thousands):

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,          September 30,
                                                       --------------------    --------------------
                                                         1996        1995        1996        1995
                                                       --------    --------    --------    --------
Collected Premiums(1):
   LifeUSA:
     Life:
       First year                                       $  2,895    $  4,082    $ 10,196    $ 12,368
       Single and renewal                                 12,395      11,034      36,529      32,717
                                                        --------    --------    --------    --------
         Total Life                                       15,290      15,116      46,725      45,085
     Annuities                                           165,919     140,095     463,141     485,294
                                                        --------    --------    --------    --------
   Total LifeUSA collected premiums                      181,209     155,211     509,866     530,379

   Allianz Life:
     Life:
       First year                                            864       1,177       2,571       3,768
       Single and renewal                                  3,735       3,251      11,074       9,598
                                                        --------    --------    --------    --------
         Total Life                                        4,599       4,428      13,645      13,366
     Annuities                                           122,052      68,580     266,867     264,732
                                                        --------    --------    --------    --------
   Total Allianz Life collected premiums                 126,651      73,008     280,512     278,098
                                                        --------    --------    --------    --------
Total collected premiums                                $307,860    $228,219    $790,378    $808,477
                                                        ========    ========    ========    ========

Collected Premiums Not Retained or Assumed(2):
   LifeUSA:
     Life:
       First year                                       $  2,017    $  2,040    $  6,529    $  6,182
       Single and renewal                                  7,963       7,447      23,768      22,374
                                                        --------    --------    --------    --------
         Total Life                                        9,980       9,487      30,297      28,556
     Annuities                                           122,237      70,895     336,317     246,121
                                                        --------    --------    --------    --------
   Total LifeUSA collected premiums not retained         132,217      80,382     366,614     274,677

   Allianz Life:
     Life:
       First year                                            620         588       1,714       1,884
       Single and renewal                                  2,156       1,926       6,437       5,715
                                                        --------    --------    --------    --------
         Total Life                                        2,776       2,514       8,151       7,599
     Annuities                                            89,728      34,792     192,482     134,564
                                                        --------    --------    --------    --------
   Total Allianz Life collected premiums not assumed      92,504      37,306     200,633     142,163
                                                        --------    --------    --------    --------
Total collected premiums not retained or assumed        $224,721    $117,688    $567,247    $416,840
                                                        ========    ========    ========    ========

Retained or Assumed Premiums(3):
   LifeUSA:
     Life:
       First year                                       $    878    $  2,042    $  3,667    $  6,186
       Single and renewal                                  4,432       3,587      12,761      10,343
                                                        --------    --------    --------    --------
         Total Life                                        5,310       5,629      16,428      16,529
     Annuities                                            43,682      69,200     126,824     239,173
                                                        --------    --------    --------    --------
   Total LifeUSA retained premiums                        48,992      74,829     143,252     255,702

   Allianz Life:
     Life:
       First year                                            244         589         857       1,884
       Single and renewal                                  1,579       1,325       4,637       3,883
                                                        --------    --------    --------    --------
         Total Life                                        1,823       1,914       5,494       5,767
     Annuities                                            32,324      33,788      74,385     130,168
                                                        --------    --------    --------    --------
   Total Allianz Life assumed premiums                    34,147      35,702      79,879     135,935
                                                        --------    --------    --------    --------
Total retained or assumed premiums                      $ 83,139    $110,531    $223,131    $391,637
                                                        ========    ========    ========    ========

-------------------------

(1) Includes premiums related to all policies produced by LifeUSA agents, including policies produced by LifeUSA agents for Allianz Life.

(2) Includes premiums related to LifeUSA policies that have been ceded by LifeUSA to the Reinsurers and premiums related to policies produced by LifeUSA agents for Allianz Life that have not been assumed by LifeUSA.

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

REVENUES. Total revenues for the third quarter of 1996 increased by 31% to $84.0 million compared to $64.2 million for the third quarter of 1995 and increased by 21% for the first nine months of 1996 to $235.0 million from $194.2 million for the same period in 1995. These increases were primarily due to the increase in commissions and expense allowances associated with the reduction in the percentage of new business retained or assumed by LifeUSA to 25% from 50% which was effective October 1, 1995, and the growth in invested assets and account values in force.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 16%, or $1.5 million, in the third quarter of 1996 compared to the third quarter of 1995, and 32%, or $8.5 million, in the first nine months of 1996 compared to the first nine months of 1995, reflecting the growth in and age of LifeUSA's net retained account values in force.

The increase in net investment income of 14%, or $4.0 million, in the third quarter of 1996 compared to the third quarter of 1995, and 21%, or $16.8 million, in the first nine months of 1996 compared to the first nine months of 1995, resulted from the growth in invested assets (fixed maturity investments and cash and cash equivalents) to $1.86 billion at September 30, 1996, from $1.67 billion at September 30, 1995, partially offset by a decrease in the weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) to 7.44% at September 30, 1996, compared to 7.52% at September 30, 1995.

In accordance with generally accepted accounting principles, net realized gains (losses) on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders and pretax income during the nine months ended September 30, 1996 and 1995, respectively (in thousands):

                                                                       Increase (decrease) in
                                                          --------------------------------------------------
                                         Net realized      Amortization of
                                        gains (losses)     deferred policy      Other benefits        Pretax
                                        on investments    acquisition costs    to policyholders       income
                                        --------------    -----------------    ----------------       ------
         Nine months ended:
         September 30, 1996                    1,671                615                443              613
         September 30, 1995                     (109)               (39)               (26)             (44)

Net commissions and expense allowances increased 56%, or $14.1 million, in the third quarter of 1996 compared to the third quarter of 1995, and 15%, or $13.5 million, in the first nine months of 1996 compared to the first nine months of 1995. These increases were due primarily to the increase in collected premiums not retained or assumed, which increased 91%, or $107.0 million, in the third quarter of 1996 compared to the third quarter of 1995, and 36%, or $150.4 million, in the first nine months of 1996 compared to the first nine months of 1995 as a result of the reduction in the percentage of new business retained or assumed by LifeUSA to 25% from 50% which was effective October 1, 1995.

The following table shows the amounts of net commissions and expense allowances for the comparable quarters and nine month periods (in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                 -----------------------     -----------------------
                                                    1996          1995          1996          1995
                                                 ---------     ---------     ---------     ---------
   LifeUSA:
     Life:
       First year                                $   2,466     $   2,438     $   7,903     $   7,104
       Single and renewal                            1,305         1,243         3,915         3,743
                                                 ---------     ---------     ---------     ---------
         Total Life                                  3,771         3,681        11,818        10,847
     Annuities                                      17,653        10,511        49,644        35,861
                                                 ---------     ---------     ---------     ---------
   Total LifeUSA                                    21,424        14,192        61,462        46,708

   Allianz Life:
     Life:
       First year                                      843         1,129         2,607         3,746
       Single and renewal                              555           483         1,692         1,431
                                                 ---------     ---------     ---------     ---------
         Total Life                                  1,398         1,612         4,299         5,177
     Annuities                                      16,800         9,760        36,892        37,397
                                                 ---------     ---------     ---------     ---------
   Total Allianz Life                               18,198        11,372        41,191        42,574

Lapse policy chargebacks                               (95)         (165)         (378)         (552)
                                                 ---------     ---------     ---------     ---------

Total commissions and expense allowances, net    $  39,527     $  25,399     $ 102,275     $  88,730
                                                 =========     =========     =========     =========

--------------------------

The above table includes commissions and expense allowances related to LifeUSA policies that have been ceded by LifeUSA to the Reinsurers and service fees related to policies produced by LifeUSA agents for Allianz Life.

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

BENEFITS AND EXPENSES. Total benefits and expenses were $73.4 million in the third quarter of 1996 compared to $58.2 million in the third quarter of 1995 and $208.1 million in the first nine months of 1996 compared to $174.5 million in the first nine months of 1995. The increases in total benefits and expenses of 26% in the third quarter of 1996 compared to the third quarter of 1995 and 19% in the first nine months of 1996 compared to the first nine months of 1995 were primarily due to growth in account values in force.

The increase in interest credited to policyholder account values of 12%, or $2.8 million, in the third quarter of 1996 compared to the third quarter of 1995 and 21%, or $12.7 million, in the first nine months of 1996 compared to the first nine months of 1995, reflects the growth in LifeUSA's account values in force.

The increase in other benefits to policyholders of 70%, or $1.9 million, in the third quarter of 1996 compared to the third quarter of 1995 and 66%, or $5.6 million, in the first nine months of 1996 compared to the first nine months of 1995, reflects the growth in LifeUSA's account values in force and the additional accrual of bonuses to be paid to policyholders (the primary component of other benefits to policyholders) that is generated by the aforementioned net realized gains (losses) on investments. The impact on estimated gross profits of actual policy experience, including rates for lapses, surrenders and annuitizations, is consistent with the assumptions in the models used by LifeUSA to compute deferred policy acquisition cost amortization. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 52%, or $7.9 million, in the third quarter of 1996 compared to the third quarter of 1995 and 12%, or $6.4 million, in the first nine months of 1996 compared to the first nine months of 1995. These increases were primarily due to the increase in collected premiums during the third quarter of 1996 compared to the third quarter of 1995, the establishment of accruals for production-based bonuses that will be paid at the end of 1996 if total 1996 production exceeds that obtained during 1995 and less commissions being deferred in the 1996 periods, when 25% of new business produced was retained by LifeUSA, than were deferred in the 1995 periods, when 50% of new business produced was retained.

Taxes, licenses and fees decreased 24%, or $400,000, in the third quarter of 1996 compared to the third quarter of 1995 and 20%, or $900,000, in the first nine months of 1996 compared to the first nine months of 1995. These decreases were primarily due to changes made in the method of accruing for premium taxes.

Operating expenses increased 27%, or $2.9 million, in the third quarter of 1996 compared to the third quarter of 1995 and 21%, or $6.8 million, in the first nine months of 1996 compared to the first nine months of 1995 as a result of the combination of the increase in the number of LifeUSA's policies in force and less operating expenses being deferred in the 1996 periods, when 25% of new business produced was retained by LifeUSA, than were deferred in the 1995 periods, when 50% of new business produced was retained.

NET INCOME. Net income was $6.8 million, or $.30 per share, in the third quarter of 1996, compared to $3.8 million, or $.18 per share, in the third quarter of 1995, an increase of 77%. Net income was $17.1 million, or $.76 per share, in the first nine months of 1996, compared to $12.5 million, or $.58 per share, in the first nine months of 1995, an increase of 37%. The following table shows operating income and earnings per share, the effect of those items considered to be non-operating, and net income and earnings per share for the comparable quarters and nine month periods, respectively (in thousands):

                                                                  Three Months Ended                     Nine Months ended
                                                                    September 30,                          September 30,
                                                          -----------------------------------   -----------------------------------
                                                                1996               1995               1996               1995
                                                          ----------------   ----------------   ----------------   ----------------
                                                           Income     EPS     Income     EPS     Income     EPS     Income     EPS
                                                          --------    ----   --------    ----   --------    ----   --------    ----
Operating income and earnings per share                  $  6,938    $.30    $ 4,149     $.19   $ 17,175    $.77   $ 12,981    $.60

Increase (decrease) net income and earnings per share:
   Net realized gains (losses) on investments                --       --         --       --         386     .01        (27)   (.00)
   Increase in reserve for future assessments(1)             (176)   (.00)      (326)    (.01)      (511)   (.02)      (467)   (.02)
                                                         --------    ----    --------    ----   --------    ----   --------    ----

Net income and earnings per share                        $  6,762    $.30    $ 3,823     $.18   $ 17,050    $.76   $ 12,487    $.58
                                                         ========    ====    ========    ====   ========    ====   ========    ====

------------------------

(1) Reference is made to the state guaranty fund assessments section of Note 1 (Summary of Significant Accounting Policies) to the December 31, 1995 consolidated financial statements for further details regarding the methods used by the Company to account for its liability for assessments.


LIQUIDITY AND CAPITAL RESOURCES

Through September 1996, the Company's primary sources of cash were (i) service fees received by the Company for business produced by LifeUSA's agents for Allianz Life, (ii) management fees from LifeUSA, (iii) proceeds from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, and (iv) interest earned on invested assets. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA through management fees. LifeUSA is expected to have sufficient cash to provide reimbursement through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. The Company does not anticipate dividend distributions from LifeUSA during 1996 because funds generated by LifeUSA are expected to be utilized to pay management fees to the Company and other operating expenses and to support capital requirements associated with the retention and assumption of a portion of new life insurance and annuity business produced by LifeUSA agents. In addition, LifeUSA's ability to pay dividends is subject to compliance with Minnesota insurance laws and regulations.

On May 17, 1996, the Company entered into an agreement with two of its Reinsurers providing a long-term line of credit in the amount of $30 million. Funds drawn against the line of credit will be used to fund certain investments and acquisitions which the Company may make, capital contributions to LifeUSA or capital expenditures. As of September 30, 1996, the Company had no outstanding borrowings under this line of credit.

The Company's cash needs consist of (i) capital contributions to LifeUSA to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA agents and to provide LifeUSA sufficient capital and surplus to maintain adequate capital ratios, (ii) commission advances to agents, (iii) payment of interest on the Company's convertible subordinated debentures, (iv) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA's existing agents and expand the size of LifeUSA's field force, and (v) investments in marketing organizations expected to increase premium production volume for LifeUSA. Management believes that the combination of (i) the anticipated increase in cash flow in the current period and the anticipated reduction in capital requirements for new business retained or assumed by LifeUSA associated with decreasing both the retention of new life insurance and annuity business written directly by LifeUSA and the assumption of new business produced by LifeUSA agents for Allianz Life to 25% effective October 1, 1995, (ii) the statutory profits generated by LifeUSA on the mature business which it has retained or assumed, (iii) the $14 million in proceeds that remained at September 30, 1996 from the $30 million convertible subordinated debenture issued to Allianz Life in February 1995, (iv) the availability of the $30 million line of credit from two of its Reinsurers, and (v) cash generated by operations, will provide sufficient capital resources to support the capital needs of LifeUSA and meet all the Company's cash needs in the ordinary course of business through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. The Company's future investments in marketing organizations, which are discussed in greater detail in the remainder of this section, may require additional capital during 1997.

For LifeUSA to retain or assume life insurance and annuity business, LifeUSA must maintain a sufficient level of statutory capital and surplus as established by the regulatory authorities in the jurisdictions where LifeUSA is licensed to do business. As LifeUSA retains and assumes business, it is required to expense commissions and other policy issuance costs for statutory accounting purposes and to establish statutory reserves for policy benefits, thereby creating a statutory loss and reducing statutory surplus in the first year of the policy. The anticipated profits from the retained or assumed business are realized over the remaining period that the policies are in force. As a result of reducing the level of new business retained or assumed by LifeUSA from 50% to 25% effective October 1, 1996, the need for additional capital to cover the statutory loss from such business is reduced.

During the first nine months of 1996, LifeUSA produced a statutory net income of $11.2 million. As a result, the Company has not made capital contributions to LifeUSA during 1996. In addition, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements, the Company does not expect to contribute capital to LifeUSA through 1997 in order to maintain adequate levels of statutory capital and surplus.

As of September 30, 1996, LifeUSA had statutory capital and surplus for regulatory purposes of $86.1 million compared to $75.7 million at December 31, 1995. Assuming the current level of its retention and assumption of new business and the expected level of life insurance and annuity business produced by LifeUSA agents, LifeUSA expects to continue to satisfy statutory capital and surplus requirements primarily through statutory profits on its mature block of retained inforce business, through the continued reinsurance of a portion of its new business, and, to the extent necessary, through additional capital contributions by the Company. However, in the future, the Company may alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

The Company has developed a strategy to generate additional premium production from LifeUSA's existing agents and from new production sources through investments in marketing organizations and by recruiting new marketing organizations to sell its products. The investments may be in the form of cash or the Company's stock through a loan to or an equity investment in marketing organizations. The amount of the investment will relate to the increase in business produced for LifeUSA by the marketing organization. To date, the Company has made loans to marketing organizations that account for 30% of the Company's total life insurance and annuity production for the nine months ended September 30, 1996. The loans include incentives for achieving increased production. In addition, LifeUSA Marketing acquired a national marketing organization in August 1996 that has been contracted with LifeUSA for seven years, and in November 1996, acquired an equity interest in another national marketing organization that has not been previously contracted with LifeUSA. The Company is currently in discussions with several other marketing organizations. There can be no assurances, however, that such investments will enhance the Company's premium volume or income. In addition, during the first nine months of 1996, the Company has signed marketing agreements with 27 national marketing organizations to market LifeUSA life insurance and annuity products for the first time.

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

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states and by the National Association of Insurance Commissioners (NAIC). Regulatory initiatives such as risk-based capital standards have been undertaken to identify inadequately capitalized companies and to reduce the risk of company insolvencies. The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards mandate regulatory attention when the percentage of actual total adjusted capital to authorized control level risk-based capital is below certain levels. LifeUSA's percentage of actual total adjusted capital to authorized control level risk-based capital is well in excess of a ratio which would require regulatory attention. During the first nine months of 1996, LifeUSA produced a statutory net income of $11.2 million. As a result, the Company has not made capital contributions to LifeUSA during 1996. In addition, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements, the Company does not expect to contribute capital to LifeUSA through 1997 in order to maintain a percentage well in excess of such ratios.

The NAIC has also considered changes in the model laws for nonforfeiture values of life insurance and deferred annuity products, the provisions of which apply to LifeUSA's most popular products. Since 1994, LifeUSA has made presentations to and had discussions with the Life/Health Actuarial Task Force of the NAIC, which is responsible for developing new model laws for nonforfeiture values. LifeUSA demonstrated that its two-tier products use longer term, higher yielding investments to provide higher retirement values to policyholders, while decreasing disintermediation and solvency risks to LifeUSA. Although it is possible that the NAIC may adopt new model laws addressing the nonforfeiture values in the future, such adoption is not currently anticipated to have a significant impact on LifeUSA.

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

The Minnesota Department of Commerce is currently performing an examination of LifeUSA for the three years ended December 31, 1995. As of the current date, the Company has not been made aware of any significant issues or recommendations that will individually or in the aggregate be material.

In April 1996, the B++ (Very Good) rating initially assigned LifeUSA in
June 1994 was reaffirmed by the A.M. Best Company. The A. M. Best Company assigns the B++ rating to companies which, in its opinion, have achieved very good overall performance when compared to the standards established by the A. M. Best Company. B++ companies have a good ability to meet their obligations to policyholders over a long period of time. The Company may need to make additional capital contributions to LifeUSA to maintain its B++ rating because of possible changed criteria the A. M. Best Company may apply in the future.

INVESTMENTS. As of September 30, 1996, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $1.86 billion, including $7.6 million in restricted deposits with state insurance authorities regulating LifeUSA. The Company did not hold any derivative financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" at September 30, 1996. The following table summarizes the book, carrying and market values of each investment category held at September 30, 1996 (in thousands):

                                                   Book       % of      Carrying     % of        Market        % of
                                                  Value       Total       Value      Total        Value        Total
                                                ----------    ------   ----------    ------     ----------     ------
Cash and cash equivalents                       $   31,049      1.67%  $   31,049       1.67%  $   31,049     1.68%
Government Treasury and Agency
   notes and bonds                                 103,310      5.55      103,488       5.57      106,109     5.73
Mortgage pass-throughs                              39,765      2.14       39,991       2.15       39,959     2.16
Agency Collateralized Mortgage Obligations:
   CMO - Sequential pay                              6,536       .35        6,536        .35        6,481      .35
   CMO - Planned amortization class                619,654     33.32      617,155      33.26      611,131    32.99
   CMO - Accretion directed class                   23,469      1.26       23,469       1.26       23,259     1.26
   CMO - Targeted amortization class                11,912       .64       11,912        .64       12,581      .68
Investment grade corporate securities:
   AAA+ to AAA-                                     36,749      1.98       36,843       1.98       37,122     2.00
   AA+ to AA-                                      134,496      7.23      132,196       7.12      131,778     7.12
   A+ to A-                                        454,819     24.45      453,498      24.43      453,457    24.49
   BBB+ to BBB-                                    398,299     21.41      400,447      21.57      398,800    21.54
Non-investment grade                                  --         --          --          --          --        --
                                                ----------    ------    ----------    ------   ----------   ------
Total                                           $1,860,058    100.00%   $1,856,584    100.00%  $1,851,726   100.00%
                                                ==========    ======    ==========    ======   ==========   ======

As part of its asset and liability management practices, LifeUSA manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of September 30, 1996, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.77% and the weighted average yield on the assets backing liabilities was 7.49%. As of December 31, 1995, this weighted average credited interest rate was 5.14% and the weighted average yield on the assets backing liabilities was 7.52%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $17.7 million during the first nine months of 1996. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA's expected policyholder liabilities. Consistent with LifeUSA's asset and liability management practices, as of September 30, 1996, the modified duration of LifeUSA's fixed income securities was 6.12 years, compared to 6.26 years as of December 31, 1995.

The percentage of the total market value of the Company's portfolio that is comprised of investment grade corporate obligations is 55% at September 30, 1996. With each corporate security acquisition, LifeUSA's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guideline for corporate securities does not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard and Poor's Corporation.

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

Currently, the decision of the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that these asset types will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

As of September 30, 1996, the Company held 46%, or $839 million, of the total market value of its long term securities as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA's products is the provision of bonuses to encourage policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

At September 30, 1996, the Company's shareholders' equity and book value per share were $160.0 million and $7.64, respectively, compared to $156.9 million and $7.72, respectively, at December 31, 1995. Excluding the effect of the net unrealized gain (loss) on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $162.3 million and $7.76, respectively, at September 30, 1996, compared to $144.2 million and $7.09, respectively, at December 31, 1995.

                                     * * * *

Statements other than historical information contained in this Report are considered forward-looking and involve a number of risks and uncertainties. In addition to the factors discussed in this Report, there are other factors that could cause actual results to differ materially from expected results including, but not limited to, development and acceptance of new products, impact of changes in federal and state regulation, dependence upon key personnel, changes in interest rates generally and credited rates on the new business retained or assumed by LifeUSA, the level of premium production, competition and other risks described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.



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



                                          Life USA HOLDING, INC.
                                          --------------------------------
                                               (Registrant)


Date:  November 12, 1996

                                          /s/  Mark A. Zesbaugh
                                          --------------------------------
                                          Mark A. Zesbaugh
                                          Executive Vice President
                                          Chief Financial Officer