Form 10-K
period 1996-12-31
LIFE USA HOLDING INC /MN/
filed 1997-03-25
CIK 832989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, l996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________.

Commission file number 0-18485.


                             Life USA HOLDING, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                               41-1578384
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Suite 95, Interchange North Building
300 South Highway 169
Minneapolis, Minnesota                                                   55426
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (612)-546-7386

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (21,262,095 shares) held by non-affiliates of the registrant as of February 14, 1997 was $207,305,426.

The number of shares outstanding of the issuer's classes of common stock as of February 14, l997:

Common stock, $.01 Par Value - 21,262,095 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

         Portions of the proxy statement for the annual shareholders meeting to be held April 15, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Life USA Holding, Inc. (the Company) is a national financial services holding and marketing company with $4.39 billion in consolidated assets. LifeUSA Insurance Company (LifeUSA), its largest and most significant wholly-owned subsidiary, is licensed to write and sell life insurance and several forms of annuities through independent field marketing organizations and agents in the District of Columbia and all states except New York. Universal Benefits Life, which markets and administers employee payroll deduction plans, is a division of LifeUSA.

During 1996, the Company formed two additional wholly-owned subsidiaries, LifeUSA Securities, Inc. (LifeUSA Securities) and LifeUSA Marketing, Inc. (LifeUSA Marketing). LifeUSA Securities has received approval from the National Association of Securities Dealers, Inc. as a wholesale broker-dealer, will initially market a family of LifeUSA mutual funds established through a joint-venture agreement with a $16 billion asset management firm and is exploring distribution of variable life insurance and annuity contracts. LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national field marketing organizations. During 1996, LifeUSA Marketing acquired Tax Planning Seminars and a minority equity interest in Creative Marketing International Corporation, both national field marketing organizations.

The Company's consolidated assets have grown from $1.01 billion at December 31, 1991 to $4.39 billion at December 31, 1996. This growth is founded upon:

         * Innovative products which offer long-term retirement benefits to consumers who seek protection against outliving their financial resources;

         * A national marketing and distribution system comprised of independent agents and home office staff;

         * A conservative investment portfolio with long-term investments comprised of U.S. Treasury securities, U.S. Government agency securities, foreign government obligations denominated in U.S. dollars and issued and traded in the United States, mortgage-backed securities issued or guaranteed by U.S. government corporations or agencies and investment grade corporate obligations;

         *        Arrangements with reinsurers who are highly-rated by A. M.
                  Best Company, Inc. (A. M. Best) which enables LifeUSA to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus; and

         * Agreements with Allianz Life Insurance Company of North America (Allianz Life), a highly-rated insurance company, which allow LifeUSA agents to produce life insurance and annuity business on Allianz Life policies which are similar to LifeUSA policies.

PRODUCTS

LifeUSA has designed its products to emphasize long-term value and benefits. This is what management believes the "baby-boom" generation needs most and the insurance industry is best suited to provide -- long-term benefits in the form of income guaranteed for a lifetime. The economic concern today is not dying too soon, but living too long. By de-emphasizing short-term gain and lump sum cash benefits to those who surrender their policies, LifeUSA's products are less exposed to the disintermediation risk faced by companies selling commodity-type products.

A disintermediation risk occurs when current interest rates are higher than the interest rates being earned by a company's existing investment portfolio. The risk is that policyholders will move their funds away from the company to get higher, short-term rates. If the assets supporting the policies are invested long-term to support long-term rates of return and the liabilities offer short-term liquidity, those who surrender their policies for cash take more than their fair share from the company and from persisting policyholders.

Management believes that consumer demand for products that meet retirement needs is increasing and will continue to increase in the future due primarily to the aging of the United States population. Management also believes that LifeUSA's products are well-situated to take advantage of this increasing demand.

The United States Census Bureau (Census Bureau) reports that persons in the 45-64 age group, as a percentage of the total United States population, will grow from 18.8% in 1990 to 28.0% in 2010. Persons over 65 years old are projected by the Census Bureau to be approximately 59 million, or 20.0% of the total United States population, by the year 2020. Despite this increase, the percentage of employed persons covered by employer-sponsored retirement plans has declined. According to the Census Bureau, only 40% of employed persons are currently covered by an employer-sponsored retirement plan. Moreover, management believes that there is increasing consumer concern as to whether government-sponsored retirement programs, such as Social Security, will continue to provide meaningful retirement benefits. There is, therefore, a growing need for individually-funded financial products to provide a stream of adequate retirement income.

LifeUSA offers a portfolio of universal life insurance, annuities and benefit riders. LifeUSA's major products emphasize rewarding long-term policyholders with higher retirement stream-of-income benefits that protect against the cost of living too long. LifeUSA products are designed to appeal to the rapidly expanding retirement market of individuals and affinity groups such as employer/employee associations, unions and state, county and local government organizations (see "Marketing and Distribution" section which follows for further discussion).

LifeUSA products compete against the products of other insurance companies on the basis of long-term benefits, not on the basis of short-term interest credited rates or high cash surrender values and liquidity. Policyholder persistency is encouraged by LifeUSA's increased retirement income benefit for long-term policyholders and lower benefits in case of early surrender or lapse. LifeUSA products are designed to permit long-term investment of assets by LifeUSA during the time premiums are being paid, the time benefits are accumulated and the time benefits are being paid out. This product design not only makes the products attractive to certain consumers, but also permits LifeUSA to invest exclusively in high quality, long-term securities which tend to provide higher yields than short-term securities. The target market for the Company's products are consumers with average annual incomes of $25,000 to $60,000. Management believes that this market is not adequately serviced by the insurance industry and that the features of the Company's products will be attractive to these consumers.

LIFE INSURANCE PRODUCTS. At December 31, 1996, life insurance account values in force (including business produced by LifeUSA's agents for Allianz Life) aggregated $260.1 million ($174.6 million of which was ceded to reinsurers). The majority of in force life insurance business is paid in annual or more frequent installments. The following describes LifeUSA's most significant life insurance products:

         Universal Annuity Life(R) I and Universal Annuity Life(R) III
         The Universal Annuity Life (UAL) products are policies specifically designed to pay the insured as much for living as for dying. At younger ages, when the protection against premature death is needed most, the UAL products provide tax-free benefits for the policyholder's family or business. At retirement, there are a variety of annuitization options available, including the IDEA(R) (see "IDEA" section which follows for further discussion) option which allows payments to increase by as much as 60% if the insured becomes fully disabled. The UAL I and UAL III products are marketed by LifeUSA agents in all states except that product approval by regulatory authorities is pending review in New Jersey for UAL I and New Jersey and Pennsylvania for UAL III. In 1996, the UAL I and UAL III products accounted for 88% of total life insurance premiums. The UAL I and UAL III were introduced in 1990 and 1991, respectively.

         DUALife(SM) I and DUALife(SM) III
         The DUALife products are UAL policies specifically designed for dual-income families. DUALife provides simultaneous retirement income, disability and life insurance benefits for two individuals within one policy. It is specifically for families in which both individuals work and provides a death benefit, of equal amount, on both individuals. When one individual dies, a benefit is paid, but the plan continues in effect for the survivor, including cash values, retirement values and post-retirement disability benefits. The DUALife I and DUALife III products are marketed by LifeUSA agents in all states except California, Maryland, Maine, New Hampshire, New Jersey, Pennsylvania, South Carolina and Texas. In 1996, the DUALife I and DUALife III products accounted for less than 1% of total life insurance premiums. DUALife I and DUALife III were both introduced in 1995.

ANNUITY PRODUCTS. LifeUSA annuities are designed to offer flexible premium payments and a variety of annuitization options to the annuitant. The product design also protects LifeUSA against the negative effects of disintermediation and other lump sum withdrawals by providing cash surrender values at amounts less than the annuitization values. To encourage persistency, LifeUSA annuities pay enhanced benefits to policyholders who allow the annuity funds to accumulate over the long term and then elect some form of income payout option rather than a lump sum cash payment. At December 31, 1996, annuity account values in force (including business produced by LifeUSA's agents for Allianz Life) totaled $4.88 billion ($3.22 billion of which was ceded to reinsurers). Over 88% of the in force annuities are single premium annuities. The following describes LifeUSA's most significant annuity products and annuity products introduced during 1996 and the first quarter of 1997:

         Accumulator(SM) Classic
         The Accumulator Classic (formerly the Accumulator 8) is ideal for the policyholder seeking an excellent return and relatively high liquidity. The policyholder receives an 8% bonus, and after just one year, can elect to receive the entire policy value over as few as five years. The Accumulator Classic accounted for approximately 46% of total annuity premiums in 1996. Approximately 5.9% of such policies annuitize by the first anniversary of the policy. The average premium paid during 1996 on Accumulator Classic annuities issued in 1996 was $25,000. The Accumulator Classic is marketed by LifeUSA agents in all states except Oregon and Washington. The average age of the insured at the issuance of the Accumulator Classic annuity is 58. The Accumulator Classic was introduced in 1988.

         Accumulator(SM) (Buffet) Series
         The Accumulator (Buffet) Series offers both high return and flexible liquidity options. Rather than just a single bonus amount and more limited choices for annuitization payouts, the Series offers the flexibility to select from a range of bonuses (5% to 10%) and corresponding payout periods (5 to 10 years). The Accumulator (Buffet) Series accounted for approximately 34% of total annuity premiums in 1996 and is marketed by LifeUSA agents in all states except California, New Jersey, Oregon and Washington. The Accumulator (Buffet) Series was introduced in 1993.

         IDEA(R)
         The IDEA -- Individual Disability Escalating Annuity -- is a revolutionary concept in single premium deferred annuity product design. With the IDEA, a policyholder will receive 60% more monthly retirement income in the event of total disability due to illness, accident or old age; the income increase is 30% in the event of partial disability. The increased income benefit is paid as long as the disability lasts, even for life. The IDEA accounted for less than 1% of total annuity premiums in 1996 and is marketed by LifeUSA agents in all states except Kansas, New Jersey, Oregon, Pennsylvania and Washington. In late 1992, the IDEA feature was added to all new UAL I and UAL III policies, with the exception of policies sold in Kansas, New Jersey, Pennsylvania and Washington. The IDEA was introduced in 1992.

         ANNU-A-DEX(SM)
         The ANNU-A-DEX is a single premium fixed annuity offering an initial 7% premium bonus, with an additional benefit tied to the performance of the S&P 500(R) Index. The appeal of the product is that one can buy a competitive fixed annuity, with principal and interest guaranteed, and should the S&P 500(R) Index outperform the annuity over a seven-year period, one-half of the incremental growth is added to the value of the annuity. While not an investment product, the ANNU-A-DEX is positioned as an alternative "safe haven" for investment funds. An investor can "lock-in" current gains and still participate, should the stock market continue to rise, all with no down-side exposure. The ANNU-A-DEX accounted for less than 1% of total annuity premiums in 1996 and is marketed by LifeUSA agents and issued by Allianz Life in all states except Florida, Indiana, New Jersey, North Dakota, Oklahoma, Oregon and Washington. The ANNU-A-DEX was introduced in 1996.

         IDEAL(SM) Annuity
         The IDEAL annuity is unique in that it provides up to 10 years of protection against interest rate changes (increases and decreases). When issued, the IDEAL annuity offers a base credited rate, plus a 1.5% annual interest bonus, both guaranteed for five years. Thus, the policyholder is protected against a decline in interest rates for the next five years. At the end of the first five-year term, the policyholder has the option to "re-enter" the policy at the interest rate being credited on new issues. The new credited rate, plus another 1.5% annual interest bonus, is then guaranteed for a new five-year term. Thus, the policyholder is also protected against a rise in interest rates. The IDEAL annuity is marketed by LifeUSA agents in all states except Connecticut, Florida, Illinois, Indiana, Maryland, Montana, New Jersey, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Washington, West Virginia and Wisconsin. The IDEAL annuity was introduced in the first quarter of 1997.

MARKETING AND DISTRIBUTION

As of March 25, 1997, 146 independent field marketing organizations (FMOs) and 51,000 agents were licensed to market LifeUSA's policies and produce business for Allianz Life. All FMOs and agents are independent contractors and are responsible for their operating and marketing expenses.

The FMOs coordinate and pay for the marketing of LifeUSA's products and provide recruiting, training and management of the agents contracted through them. Depending on the system it uses and the market in which it operates, an FMO may have a few agents or as many as several thousand agents. LifeUSA provides marketing support to FMOs through marketing training seminars, product demonstrations, product literature and home office support. The FMO receives a gross cash commission from LifeUSA on business produced and, within specified LifeUSA guidelines, allocates such commissions among its agents.

Cash commissions as a percentage of first year premiums are higher for life insurance sales than annuity sales. Commissions are based on a percentage of the targeted annual premiums and consist of both a higher first year commission and a lower renewal commission on premiums paid on a policy after the first year. FMOs and agents are subject to a chargeback of all or a portion of the commissions paid in the event a life insurance policy is canceled or surrendered, including cancellations for the non-payment of premiums, within the first 13 months of issuance. As is customary in the industry, LifeUSA advances agents up to an aggregate of 50% of first year commissions when life insurance policies are sold even though most of the premiums have not yet been received. LifeUSA contracts include a financial guaranty by the FMOs for chargebacks and advances to the agents within the FMO's organization.

Since its inception, the Company has issued its common stock or granted options to purchase its common stock to FMOs and agents as production bonuses. Management believes that these forms of equity participation provided agents in the early years with additional incentives to place profitable business with LifeUSA, to encourage policyholder persistency and to seek good underwriting risks for LifeUSA. From 1992 through March 31, 1997, stock options were granted to FMOs and agents at an exercise price which was equal to the greater of $10.00 per share or 150% of the average closing bid price for the Company's common stock for the twenty trading days immediately preceding the end of the calendar quarter for which the stock option was granted (see "Agent and Employee Ownership" section which follows for further discussion). The Company will discontinue the granting of stock options as production bonuses after stock options earned by FMOs and agents during the calendar quarter ended March 31, 1997 have been granted. Today, management believes that the Company's entire agent compensation package, which includes LifeUSA's standard cash commissions, annual cash production bonuses for major producers and Producer Perks Certificates which are redeemable for merchandise and earned by achieving certain levels of production, will, along with its proven service and product offerings, continue to encourage strong agent participation.

Although LifeUSA's larger and more successful FMOs and agents tend to produce a majority of their business with LifeUSA, there is no requirement that they do so. FMOs and agents may also be contracted with other life insurance companies. Each FMO essentially serves as a "wholesaler" for LifeUSA. A typical FMO consists of one or more highly experienced individuals who have demonstrated the ability to build, manage and supervise a marketing organization that is producing, or has the potential to produce, a minimum of $500,000 in annual life and annuity commissions. During 1996, one FMO accounted for 11% of LifeUSA's total production. Although no other single FMO accounted for more than 10% of LifeUSA's total production, the top FMOs (including their respective agents) produced the following portions of LifeUSA's total business during 1996:

                                               Percent of CPCs (1)
                                               -------------------
         Top 5       FMOs                              32%
         Top 10      FMOs                              49%
         Top 25      FMOs                              81%
----------------------------------
(1) CPCs (Combined Production Credits) are a measurement of the life insurance and annuity business produced.

During 1996, the Company developed a strategy to generate additional premium production from LifeUSA's existing agents and from new production sources by making loans to or investing in FMOs and by recruiting new FMOs to sell its products. The amount of any loan or investment relates to the revenue currently generated by the FMO and the projected increase in business produced for LifeUSA by the FMO. To date, the Company has made loans to FMOs that account for 31% of the Company's 1996 life insurance and annuity production. The loans include incentives for achieving increased production. In addition, in August 1996, LifeUSA Marketing acquired Tax Planning Seminars, a national FMO that had been contracted with LifeUSA for seven years and in November 1996, acquired an equity interest in Creative Marketing International Corporation, another national FMO that had not been contracted previously with LifeUSA. The Company has made and expects to continue to make future investments by issuing shares of its common stock and paying cash from its available resources ($5.6 million of fixed maturity investments - available for sale and cash and cash equivalents as of December 31, 1996 on an unconsolidated basis), cash generated from operations, cash dividends from LifeUSA and borrowings under its $30 million line of credit (no amounts outstanding at December 31, 1996). In addition, during 1996, the Company signed marketing agreements with 31 national FMOs to market LifeUSA life insurance and annuity products for the first time. There can be no assurances that the Company's premium volume or income will be enhanced by the loans to or investments in FMOs or by the contracting of new national FMOs.

Management believes that the overall reduction in employer-funded employee benefit plans, coupled with certain tax incentives for individual retirement planning, has created a large and rapidly growing market for insurance and annuity products for affinity groups such as employer/employee associations, unions, state, county and city governments and teachers. These insurance and annuity products are normally provided to such employee benefit plans through payroll deduction. The payroll deduction market offers the opportunity for multiple sales at one location. Management believes that LifeUSA's products are especially attractive in the payroll deduction market because of their emphasis on long-term value and benefits.

Universal Benefits Life, a division of LifeUSA organized in 1992 to provide supplemental employee retirement plans through payroll deduction, continued to benefit from the employer-sponsored market during 1996. By the end of 1996, 38,000 employees were participating in 5,000 plans issued and administered by Universal Benefits Life.

REINSURANCE

In the insurance industry, one company (the ceding company) may share the rewards and risks associated with business it produces with another insurance company (the assuming company) through reinsurance. Reinsurance gives the assuming company a share of the policy premiums and future profits associated with the portion of the business that it has assumed, in exchange for commissions and expense allowances paid to the ceding company that are based on a percentage of the policy premiums. At the same time, reinsurance also requires the assuming company to pay a share of the future policy benefits associated with the portion of the business it has assumed from the ceding company.

Upon the issuance of a policy, statutory accounting requires commissions and other policy issuance costs to be expensed and statutory reserves for policy benefits which in the aggregate exceed first year premiums to be established, thereby creating a statutory loss during the first year in which a life insurance policy or annuity contract is in force. As a result, the retention or assumption of new business places a strain on the insurer's statutory capital and surplus. When a company reinsures business it writes, it is generally not required to use its statutory capital and surplus to establish reserves for the portion of the business ceded to the assuming company. Rather, the assuming company generally maintains the required reserves for the portion of the business assumed from the ceding company, thereby reducing the strain on the ceding company's statutory capital and surplus. In addition, the commissions and expense allowances paid to the ceding company by the assuming company provide an additional source of working capital to be used to support the production of additional new business by the ceding company.

Since its inception in 1987, LifeUSA has entered into various agreements to reinsure a substantial portion of the new life insurance and annuity business written each year. Entering into these reinsurance agreements has allowed LifeUSA to write a larger volume of business than it would otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus. In addition, under the terms of agreements between the Company and Allianz Life, LifeUSA agents have produced life insurance and annuity business on Allianz Life policies which are similar to LifeUSA's policies. LifeUSA has assumed a portion of this business under reinsurance agreements.

The Company receives commissions and expense allowances on the portions of the LifeUSA life insurance and annuity products reinsured and service fees on business produced by LifeUSA's agents and written by Allianz Life. The commissions and expense allowances and service fees received on life insurance policies are approximately 150% of the first-year planned target premium and range from 12 1/2% to 18% of renewal and first-year excess premiums. The Company also receives commissions and expense allowances and service fees ranging from 6 1/2% to 22% on annuity deposits. An additional allowance equal to .20% of the account value of all annuities issued after April 1, 1991 is received as of the beginning of policy years two through ten.

Since its inception, LifeUSA has modified its net retention (the percentage of new life insurance and annuity business retained by LifeUSA and assumed by LifeUSA from Allianz Life) to the extent that its statutory capital and surplus has been able to support such changes. During 1996, net retention was maintained at a constant 25% and LifeUSA produced a statutory net income of $13.2 million. As a result, the Company did not make significant capital contributions to LifeUSA during 1996. Based on currently anticipated life insurance and annuity sales, projected statutory profits from LifeUSA's mature block of in force business and the continuation of acceptable reinsurance arrangements, the Company does not expect to contribute capital to LifeUSA through 1997 in order to maintain adequate levels of statutory capital and surplus. The Company may further alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

From inception through December 31, 1996, the Company has contributed $122.5 million to LifeUSA in order to maintain LifeUSA's desired levels of statutory capital and surplus. Although the Company does not expect to contribute capital to LifeUSA through 1997 in order to maintain adequate levels of statutory capital and surplus, management believes that the combination of (i) the anticipated increase in cash flow during 1997 and the anticipated reduction in capital requirements for new business retained or assumed by LifeUSA associated with maintaining net retention at 25%, (ii) the statutory profits generated by LifeUSA on the mature business which it has retained or assumed, (iii) the $5 million in proceeds that remained at December 31, 1996 from the $30 million convertible subordinated debenture issued to Allianz Life in February 1995 and
(iv) the availability of the $30 million line of credit from two of its reinsurers, will provide sufficient capital resources to support the capital needs of LifeUSA through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements.

Reinsurance Ceded

LifeUSA ceded from 95% to 100% of its new life insurance and annuity business to Transamerica Occidental Life Insurance Company (TOLIC) from 1987 through March 31, 1991, and from April 1, 1991 through December 31, 1992 ceded 100% of its new business equally to the following three reinsurers (the Reinsurers):

* Employers Reassurance Corporation, a subsidiary of Employers Reinsurance Corporation, a member of the General Electric Company group;

* Munich American Reassurance Company, a subsidiary of Munich Reinsurance Company, one of the largest German insurance companies; and

* Republic-Vanguard Life Insurance Company, a member of the Winterthur Swiss Insurance Group, one of the largest Swiss insurance companies.

From 1990 through 1992, TOLIC and the Reinsurers retroceded 25% to 30% of this business back to LifeUSA. Effective December 31, 1992, the retrocession agreement with the Reinsurers was terminated with respect to new business written by LifeUSA after that date. From 1993 through 1995, LifeUSA retained a portion of its new business and ceded the remainder equally to the Reinsurers. Effective January 1, 1996, Munich American Reassurance Company reduced its share of the new business ceded by LifeUSA to the Reinsurers to 20%, while both Employers Reassurance Corporation and Republic-Vanguard Life Insurance Company increased their share of this business to 40%.

During 1994, an agreement was reached with TOLIC and the Reinsurers to unwind the retrocession agreements in effect from 1990 through 1992 and record all business written under the terms of those agreements as direct reinsurance. As a result, LifeUSA has accounted for all business previously retroceded to LifeUSA from TOLIC and the Reinsurers as being retained by LifeUSA and all business ultimately assumed by TOLIC and the Reinsurers as being ceded to TOLIC and the Reinsurers by LifeUSA at issuance. This change had no impact on the Company's financial position or operating results for any period presented. All disclosures in this document reflect the unwinding of the retrocession agreements as discussed in this paragraph.

The following table shows the percentages of new life insurance and annuity business written by LifeUSA that have been ceded to TOLIC and the Reinsurers since inception:

                                              Life Insurance             Annuity
                                              --------------             -------
     September 1987    -   December 1988           100%                    100%
     January 1989      -   December 1989            95                     100
     January 1990      -   December 1990            75                      75
     January 1991      -   December 1992            70                      75
     January 1993      -   June 1993                65                      65
     July 1993         -   September 1995           50                      50
     October 1995      -   Present                  75                      75

Because of the initial and regular review of LifeUSA's products and operations by the reinsurers, the reinsurance arrangements have had the additional benefit of providing the Company access to the expertise of the reinsurers which has assisted in the development of underwriting standards, the analysis of product pricing and the development of actuarial assumptions. LifeUSA does not have any risk of loss with respect to the reinsured portions of the policies unless a reinsurer fails to pay its share of policy claims. LifeUSA is ultimately liable for payment to policyholders of all claims which the reinsurers fail to pay. Management does not believe, however, that LifeUSA has more than a remote exposure on the reinsured business. LifeUSA has also entered into agreements with the reinsurers whereby LifeUSA limits its mortality risk exposure to $50,000 per life. Management believes that its relations with the reinsurers are good.

Reinsurance Assumed

All new life insurance and annuity business produced by LifeUSA's agents and written by Allianz Life from 1987 through 1994 was ceded to TOLIC. Effective January 1, 1990, LifeUSA entered into a retrocession agreement with TOLIC to assume a portion of this business. During 1994, LifeUSA terminated the retrocession agreement with TOLIC and entered into an agreement with Allianz Life to assume a portion of this business directly from Allianz Life effective January 1, 1995.

The following table shows the percentages of new life insurance and annuity business produced by LifeUSA's agents and written by Allianz Life that have been assumed by LifeUSA since inception:

                                                  Life Insurance         Annuity
                                                  --------------         -------
      September 1987    -   December 1989               --%                 --%
      January 1990      -   December 1990               25                  25
      January 1991      -   December 1991               30                  25
      January 1992      -   June 1993                   50                  30
      July 1993         -   September 1995              50                  50
      October 1995      -   Present                     25                  25

AGREEMENTS WITH ALLIANZ LIFE

Since 1987, under the terms of agreements between the Company and Allianz Life, LifeUSA agents have produced life insurance and annuity business on Allianz Life policies which are similar to LifeUSA policies. These agreements require the Company to provide all administrative and other home office services and to pay for all commissions due LifeUSA agents and premium taxes on the business produced for Allianz Life. For these services, Allianz Life pays service fees to the Company. LifeUSA has assumed a portion of this business under reinsurance agreements (see the preceding "Reinsurance Assumed" section for further discussion). For the years 1992 through 1996, the Company derived the following amounts of service fees from Allianz Life under the terms of these agreements:

      Year Ended                                               Percent of
     December 31,                Service Fees                   Revenues
     -----------                --------------                -----------
                                (In thousands)
         1992                   $    49,795                       34  %
         1993                        69,593                       35
         1994                        58,062                       28
         1995                        60,031                       22
         1996                        63,222                       20

UNDERWRITING

All life insurance business is subject to standard underwriting procedures as agreed to by the Reinsurers, using Munich American's underwriting manual. Republic-Vanguard is the reinsurer currently charged with the responsibility of reviewing the underwriting practices of LifeUSA and performing periodic audits (once per year) of LifeUSA's compliance with underwriting procedures and results. There are minimal underwriting requirements with regard to annuity business.

LifeUSA can underwrite all life policies with a face amount up to $500,000 without approval of Republic-Vanguard. Amounts above this level require individual evaluation by Republic-Vanguard. As appropriate, varying requirements, including tests, medical exams and personal financial statements, may be required at higher ages and/or larger face amounts of insurance.

INVESTMENTS

The Company's long-term investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, foreign government obligations denominated in U.S. dollars and issued and traded in the United States, mortgage-backed securities issued or guaranteed by U.S. government corporations or agencies and investment grade corporate obligations. The Company has never invested in real estate, private direct mortgages or below investment-grade securities. The Company engages Investment Advisers, Inc. (IAI), a Minneapolis-based investment advisory firm, and Allianz Investment Corporation
(AIC), an affiliate of Allianz Life, to serve as the Company's investment advisers. At December 31, 1996, assets managed for customers by IAI and AIC exceed $16 billion and $19 billion, respectively.

IAI and AIC effect purchases of investment securities for the Company based on the Company's guidelines. The investment philosophy of LifeUSA is reflected by investment guidelines adopted by the Board of Directors of the Company in 1990 and reaffirmed annually, as follows:

         SIZE: no more than 2% of the Company's invested assets in any issuer other than direct or guaranteed United States obligations, no more than 25% of invested assets in any industry, and no more than 2% of any issue other than direct or guaranteed United States obligations;

         QUALITY: minimum quality of "BBB-" or better, average quality "A" or better;

         DURATION: match to liabilities, allow for sufficient liquidity and cash flow matching; and

         INCOME: manage to maintain or increase income, excluding capital gains.

As of December 31, 1996, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $1.90 billion, including $7.6 million in restricted deposits with state insurance authorities regulating LifeUSA. The following table summarizes the book, carrying and market values of each investment category held at December 31 (dollars in thousands):


                                                      Book     % of       Carrying    % of        Market    % of
1996:                                                Value    Total         Value    Total         Value   Total
-----                                                -----    -----         -----    -----         -----   -----
Cash and cash equivalents                      $    20,989    1.11%   $    20,989    1.10%   $    20,989    1.10%
Government Treasury and Agency
   notes and bonds                                  98,982    5.24        100,909    5.30        104,537    5.46
Mortgage pass-throughs                              46,085    2.44         46,804    2.46         46,836    2.45
Agency Collateralized Mortgage Obligations:
   CMO - Sequential pay                              6,260     .33          6,260     .33          6,284     .33
   CMO - Planned amortization class                615,995   32.63        615,556   32.36        616,286   32.22
   CMO - Accretion directed class                   23,484    1.24         23,484    1.23         23,672    1.24
   CMO - Targeted amortization class                11,970     .63         11,970     .63         12,675     .66
Investment grade corporate securities:
   AAA+ to AAA-                                     36,749    1.95         36,900    1.94         37,930    1.98
   AA+ to AA-                                      153,408    8.12        153,276    8.06        154,056    8.05
   A+ to A-                                        485,766   25.72        491,040   25.81        493,102   25.78
   BBB+ to BBB-                                    388,898   20.59        395,277   20.78        396,662   20.73
Non-investment grade corporate securities               --      --             --      --             --      --
                                               -----------  ------    -----------  ------    -----------  ------
Total                                           $1,888,586  100.00%   $ 1,902,465  100.00%   $ 1,913,029  100.00%
                                                ==========  ======    ===========  ======    ===========  ======


                                                      Book     % of       Carrying    % of        Market    % of
1995:                                                Value    Total         Value    Total         Value   Total
-----                                                -----    -----         -----    -----         -----   -----

Cash and cash equivalents                      $    33,222    1.95%   $    33,222    1.89%   $    33,222    1.85%
Government Treasury and Agency
   notes and bonds                                  96,435    5.66        101,895    5.81        107,660    5.99
Mortgage pass-throughs                              32,104    1.88         33,347    1.90         33,667    1.87
Agency Collateralized Mortgage Obligations:
   CMO - Sequential pay                              5,445     .32          5,445     .31          5,507     .31
   CMO - Planned amortization class                616,271   36.17        620,785   35.39        638,969   35.53
   CMO - Accretion directed class                   23,426    1.38         23,426    1.34         24,524    1.36
   CMO - Targeted amortization class                11,862     .70         11,862     .68         13,228     .74
Investment grade corporate securities:
   AAA+ to AAA-                                     43,650    2.56         44,015    2.51         46,694    2.60
   AA+ to AA-                                      123,941    7.28        129,105    7.36        132,157    7.35
   A+ to A-                                        325,710   19.12        339,005   19.33        346,502   19.26
   BBB+ to BBB-                                    391,379   22.98        411,980   23.48        416,454   23.14
Non-investment grade corporate securities               --      --             --      --             --      --
                                               -----------  ------    -----------  ------    -----------  ------
Total                                           $1,703,445  100.00%   $ 1,754,087  100.00%   $ 1,798,584  100.00%
                                                ==========  ======    ===========  ======    ===========  ======


The following table sets forth the investment results of the Company:


                                                                             Year ended December 31,
                                                                 ---------------------------------------------
                                                                    1996              1995             1994
                                                                    ----              ----             ----
                                                                            (Dollars in thousands)

      Weighted average investments (1)                          $ 1,793,926       $ 1,521,355      $ 1,072,650
      Investment income (2)                                     $   130,032       $   109,656      $    75,002
      Yield on weighted average investments (3)                        7.25%             7.21%            6.99%
      Net realized gains on investments                         $     1,791       $     7,634      $     1,183

---------------------------------------------
(1) The average book value of investments held during the year calculated on a monthly basis.
(2) Before related investment expenses and excluding net realized gains on investments.
(3)      Excluding net realized and unrealized gains and losses on investments.

As part of its asset and liability management practices, LifeUSA manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA's liabilities. Consistent with LifeUSA's asset and liability management practices, as of December 31, 1996, the modified duration of LifeUSA's fixed income securities was 6.01 years, compared to 6.26 years as of December 31, 1995.

The percentage of the total market value of the Company's portfolio that was comprised of investment grade corporate obligations was 57% at December 31, 1996. With each corporate security acquisition, LifeUSA's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures are also in place for monitoring and assessing any potential deterioration or downgrade in credit quality. The Company's guidelines for investing in corporate securities does not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and/or Standard & Poor's Corporation.

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

Currently, the decision as to the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that these asset types will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

As of December 31, 1996, the Company held 46%, or $878 million, of the total market value of its long term securities as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA's products is the provision of bonuses to encourage policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

Agent and Employee Ownership

Historically, the Company has issued a variety of equity-based financial instruments (common stock, convertible subordinated debentures and stock options) to LifeUSA's agents and the Company's home office employees in order to provide these individuals with an ownership interest in the Company and create an important incentive to produce premiums and maintain profitable operations. From 1992 through March 31, 1997, the Company granted stock options as commission bonuses to LifeUSA's agents based on net earned commissions on business written. The Company will discontinue the granting of stock options as production bonuses after stock options earned by FMOs and agents during the calendar quarter ended March 31, 1997 have been granted. The Company also has a stock option plan for employees under which employees on the anniversary date of their employment receive options on a number of shares of common stock equal to 1% of their annual salary at an exercise price per share of not less than 150% of the market value of a share of Common Stock on the date the option is issued. The Company will continue to grant stock options to employees.

Home Office Support

Management believes that quality service, responsiveness and support to agents and to policyholders have been and continue to be critical to agent retention, policyholder satisfaction and cost-effective operations. As a result of their ownership interests in the Company, home office employees have a special commitment to their jobs and are therefore called "home office owners." An example of home office responsiveness created by this commitment is the "48-hour challenge." If an insurance application conforming to normal standards is not completed within 48 hours, the agent receives $100. For 1996, over 60,000 applications were submitted and only 57 challenges were paid.

At December 31, 1996, the Company employed 412 full-time and 22 part-time persons, and the number of persons performing home office functions were as follows:

                                                                    Number of
           Home Office Function                                     Employees
           --------------------                                     ---------
           Executive                                                   17
           Operations                                                 174
           Support                                                     92
           Marketing                                                   57
           Information Services                                        40
           Universal Benefits Life (payroll deduction)                 54

The Company's employees are not represented by a collective bargaining unit. The Company considers its general relations with its employees to be excellent.

Regulation

LifeUSA is subject to regulation in the 49 states in which it is authorized to do business. The laws of these states establish supervisory agencies with administrative powers related to granting and revoking licenses to transact business, approving the form and content of policies, reviewing the advertising and illustration of policies, licensing agents, establishing reserve requirements and regulating the type and amount of investments. Such regulations are primarily intended to protect policyholders. The Company is also regulated in several states as an insurance holding company.

The insurance regulatory framework continues to be reviewed by various states and by the National Association of Insurance Commissioners (NAIC). Regulatory initiatives such as risk-based capital standards have been undertaken to identify inadequately capitalized companies and to reduce the risk of company insolvencies. The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. LifeUSA's percentage of actual total adjusted capital to authorized control level risk-based capital is well in excess of regulatory requirements. As a result of the production of statutory net income of $13.2 million during 1996, the Company did not make significant capital contributions to LifeUSA during 1996 and, based on currently anticipated life insurance and annuity sales and the continuation of reinsurance arrangements, the Company does not expect to contribute capital to LifeUSA through 1997 in order to maintain an acceptable risk-based capital ratio.

The NAIC has also considered changes in the model laws for nonforfeiture values of life insurance and deferred annuity products. Since 1994, LifeUSA has made presentations to and had discussions with the Life/Health Actuarial Task Force of the NAIC, which is responsible for developing new model laws for nonforfeiture values. LifeUSA demonstrated that its two-tier products use longer-term, higher-yielding investments to provide higher retirement values to policyholders, while decreasing disintermediation and solvency risks to LifeUSA. Although it is possible that the NAIC may adopt new model laws addressing nonforfeiture values in the future, such adoption is not currently anticipated to have a significant impact on LifeUSA.

NAIC committees are also considering a new annuity illustration model regulation, a new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products. The Company is monitoring these developments and no significant impact is anticipated at this time.

In December 1995, the NAIC passed a model regulation for disclosure in life insurance policy illustrations. A number of states either have adopted the model regulation by its January 1, 1997 effective date or are in the process of adopting the model regulation. LifeUSA has already completed the certification process required by the model regulation. This regulation has not had and is not anticipated to have a significant impact on LifeUSA.

Insurance laws also require LifeUSA to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may examine LifeUSA's business and accounts at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA, normally at three-year intervals, on behalf of the states in which LifeUSA is licensed. During 1996, the Minnesota Department of Commerce conducted a triennial examination of LifeUSA for the three years ended December 31, 1995. The Company expects to receive the final examination report in the near future and has not been made aware of any issues or recommendations that will be material individually or in the aggregate.

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

In December 1996, Standard & Poor's assigned LifeUSA an initial claims-paying ability rating of BBB+ (Adequate). Standard & Poor's assigns the BBB+ rating to insurers which, in its opinion, offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions.

The Company is subject to the Minnesota insurance holding company laws and applicable regulations which require it to file certain information regarding the Company primarily relating to ownership and transactions between it and each life insurance subsidiary, and to obtain prior approval for certain changes of control and certain extraordinary transactions, including certain distributions or dividend payments. Approval by the Minnesota Department of Commerce is required for LifeUSA to pay dividends in any 12 month period in an amount exceeding the lesser of (i) 10% of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with the Minnesota insurance laws and regulations. Although LifeUSA did not have any earned surplus at December 31, 1996, the Department of Commerce of the State of Minnesota allowed its request to pay a $2.5 million extraordinary dividend to the Company during February of 1997. The Company does not currently intend to pay dividends to its common shareholders.

Competition

The industry in which the Company operates is highly competitive, with many competitors offering diverse products through various alternative marketing or distribution systems. The Company's products compete not only with life insurance and annuities but with other retirement-oriented financial products. Many of the Company's competitors have substantially greater financial resources and more established products. Nonetheless, management believes that LifeUSA's unique and innovative products will continue to attract policyholders to LifeUSA and its products. Competition for FMOs and agents with demonstrated ability is also intense. However, management believes that LifeUSA has been able to attract and will continue to be able to attract, motivate and retain productive, independent FMOs and agents by providing innovative products and quality service.

Forward-Looking Statements

Statements other than historical information contained in this Annual Report are considered forward-looking and involve a number of risks and uncertainties. In addition to the factors discussed in this Annual Report, there are other factors that could cause actual results to differ materially from expected results including, but not limited to, development and acceptance of new products, impact of changes in federal and state regulation, dependence upon key personnel, changes in interest rates generally and credited rates on the new business retained or assumed by LifeUSA, the level of premium production, competition and other risks described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to this Form 10-K, copies of which are available from the Company without charge.

ITEM 2.  PROPERTIES

Under leases expiring in February 2001, the Company leases approximately 144,000 square feet of office space at Interchange North Building, 300 South Highway 169, Minneapolis, Minnesota. See Note 6 of the Notes to Consolidated Financial Statements included in the annual shareholder report for the year ended December 31, 1996 as incorporated herein by reference for additional information regarding the lease commitments. Based on the Company's business plan, management believes the Company's current facilities will be adequate through 1997.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, the Company was not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to the vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT


Set forth below are the executive officers of the Company, their ages and titles:

     Name                                  Age            Title
     -------------------                   ---            ----------------------------------------------------------------
     Robert W. MacDonald                   54             Chairman and Chief Executive Officer

     Margery G. Hughes                     46             President and Chief Operating Officer

     Mark A. Zesbaugh                      32             Executive Vice President, Chief Financial Officer , Treasurer and
                                                          Secretary

     Daniel J. Rourke                      67             Senior Vice President and Chief Marketing Officer

     Donald J. Urban                       55             Senior Vice President and Director of Sales

     Bradley E. Barks                      37             Senior Vice President Finance

     Bruce D. Bengtson                     47             Senior Vice President and Chief Actuary


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock trades on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol: "LUSA." Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table shows the range of high and low sales prices per share of the Company's common stock as reported by Nasdaq for the periods indicated.

                                                           High          Low
                                                        --------     --------
                          1996
                      ------------
                      4th  Quarter                      $  12.00     $   8.63
                      3rd  Quarter                          9.25         7.75
                      2nd  Quarter                          9.38         7.63
                      1st  Quarter                          9.88         7.63


                          1995
                      ------------
                      4th  Quarter                      $    9.25    $   7.63
                      3rd  Quarter                          10.13        8.25
                      2nd  Quarter                          10.50        8.63
                      1st  Quarter                          11.38        7.19

As of February 14, 1997, there were 7,950 holders of record of the Company's common stock. On March 24, 1997, the closing sale price per share of the Company's common stock as reported by Nasdaq was $10.38.

DIVIDENDS

Since its inception, the Company has not paid any dividends on its common stock. Currently, the Company's Board of Directors has a policy of retaining earnings for future growth, and the Company does not anticipate paying dividends on its common stock in the near future. In addition, there are statutory and regulatory limitations upon the extent to which dividends may be paid to the Company from an insurance subsidiary, including the restriction that an insurance company may only pay dividends out of earned surplus. Approval by the Minnesota Department of Commerce is required for LifeUSA to pay dividends in any 12-month period in an amount exceeding the lesser of (i) 10% of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with the Minnesota insurance laws and regulations. Although LifeUSA did not have any earned surplus at December 31, 1996, the Department of Commerce of the State of Minnesota allowed its request to pay a $2.5 million extraordinary dividend to the Company during February of 1997.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial and Operating Data on pages 4 and 5 of the annual shareholder report for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 18 of the annual shareholder report for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 19 through 44 of the annual shareholder report for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 4 and 5 and page 8 of Life USA Holding, Inc.'s Proxy Statement dated March 12, 1997, under the captions "Business Experience of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 6 through 13 of Life USA Holding, Inc.'s Proxy Statement dated March 12, 1997, under the captions "Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Common Stock Price Performance Chart" with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 2 and 3 of Life USA Holding, Inc.'s Proxy Statement dated March 12, 1997, under the caption "Principal Shareholders and Security Ownership of Management Table" with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of Life USA Holding, Inc.'s Proxy Statement dated March 12, 1997, under the caption "Arrangements with Directors, Nominees, Executive Officers and Their Family Members" with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Life USA Holding, Inc. included in the annual shareholder report for the year ended December 31, 1996 are incorporated herein by reference in Item 8:

             Consolidated Balance Sheet as of December 31, 1996 and 1995 Consolidated Statement of Income for the years ended December 31,
                  1996, 1995 and 1994
             Consolidated Statement of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994
             Consolidated Statement of Shareholders' Equity for the years ended
                  December 31, 1996, 1995, and 1994
             Notes to Consolidated Financial Statements
             Report of Independent Auditors

(a)(2) The following consolidated financial statement schedules of Life USA Holding, Inc. required by Item 14(d) are included in a separate section of this Report:

           II     Condensed Financial Information of Registrant
          III     Supplementary Insurance Information
           IV     Reinsurance
            V     Valuation and Qualifying Accounts

         All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Listing of Exhibits

         The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedules.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         Included in Item 14(a)(3) above.

(d)      Financial Statement Schedules

         Included in Item 14(a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Life USA HOLDING, INC.


                                              By  /s/ Mark A. Zesbaugh
                                                  ------------------------------
                                                  Mark A. Zesbaugh
                                                  Executive Vice President and
                                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert W. MacDonald         Chief Executive Officer           March 25, 1997
------------------------        (Principal Executive Officer)
Robert W. MacDonald             and Director

/s/ Mark A. Zesbaugh            Chief Financial Officer           March 25, 1997
------------------------        (Principal Financial and
Mark A. Zesbaugh                Accounting Officer)
                                and Director


*                               Director
------------------------
Hugh Alexander

*                               Director
------------------------
Jack H. Blaine

*                               Director
------------------------
Joseph W. Carlson

*                               Director
------------------------
Margery G. Hughes

*                               Director
------------------------
Barbara J. Lautzenheiser

*                               Director
------------------------
Robert J. Oster

*                               Director
------------------------
Daniel J. Rourke

*                               Director
------------------------
Ralph Strangis

*                               Director
------------------------
Donald J. Urban



*By   /s/ Mark A. Zesbaugh                                        March 25, l997
      -----------------------
      Mark A. Zesbaugh
      Attorney-in-Fact


         * Mark A. Zesbaugh, on his own behalf and pursuant to Powers of Attorney, dated prior to the date hereof, attested by the officers and directors listed above and filed with the Securities and Exchange Commission, by signing his name hereto does hereby sign and execute this Report of Life USA Holding, Inc. on behalf of each of the officers and directors named above, in the capacities in which the name of each appears above.


                                                                     SCHEDULE II
                                                                          Page 1

                             Life USA HOLDING, INC.
                         CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                                  BALANCE SHEET
                (Dollars in thousands, except per share amounts)


ASSETS                                                            December 31,    December 31,
                                                                      1996            1995
                                                                   ---------       ---------
Fixed maturity investments - available for sale,
  at fair value (amortized cost:  $5,190 at December 31, 1996
  and $13,204 at December 31, 1995)                                $   5,392       $  14,333
Cash and cash equivalents                                                182              57
Fixed assets and leasehold improvements, net                           5,652           4,160
Investments in subsidiaries, net                                     206,722         183,273
Deferred income taxes                                                  1,937             998
Other assets                                                           6,382           8,443
                                                                   ---------       ---------

                                                                   $ 226,267       $ 211,264
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Other policyholders' funds                                       $   3,028       $   2,091
  Amounts due reinsurers                                                 231             150
  Accounts payable                                                     6,617           4,478
  Accrued commissions to agents                                        4,029           4,315
  Convertible subordinated debentures                                 36,030          36,030
  Other liabilities                                                    3,717           7,304
                                                                   ---------       ---------

           Total liabilities                                          53,652          54,368

Shareholders' equity:
  Preferred stock, $.01 par value; 15,000,000 shares
   authorized, none issued                                              --              --
  Common stock, $.01 par value; 45,000,000 shares
   authorized, 20,953,517 shares issued and outstanding
   (20,279,343 shares at December 31, 1995)                              210             203
  Common stock to be issued, 21,384 shares
   (45,404 shares at December 31, 1995)                                  357             382
  Additional paid-in capital                                          86,474          80,931
  Notes receivable from stock sales                                   (3,888)           --
  Unrealized gain on fixed maturity
   investments - available for sale                                    3,335          12,707
  Retained earnings                                                   86,127          62,673
                                                                   ---------       ---------

           Total shareholders' equity                                172,615         156,896
                                                                   ---------       ---------

                                                                   $ 226,267       $ 211,264
                                                                   =========       =========


                                                                     SCHEDULE II
                                                                          Page 2

                             Life USA HOLDING, INC.
                         CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                               STATEMENT OF INCOME
                             (Dollars in thousands)


                                                      Year ended December 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------

Revenues:
  Management fees                                 $ 32,476   $ 29,389   $ 24,707
  Net investment income                              1,378      1,825      1,003
  Commissions and expense allowances, net           63,222     59,286     57,027
  Equity in income of wholly-owned subsidiaries     21,321     16,083     10,814
  Other                                                316          8       --
                                                  --------   --------   --------

      Total revenues                               118,713    106,591     93,551

Expenses:
  Commissions                                       38,133     36,483     35,113
  Salaries and employee benefits                    24,720     19,189     14,064
  Depreciation and amortization                      1,246        676        771
  Interest expense                                   1,982      1,785        474
  Other                                             27,609     27,168     25,892
                                                  --------   --------   --------

      Total expenses                                93,690     85,301     76,314
                                                  --------   --------   --------

Income before income taxes                          25,023     21,290     17,237

Income taxes                                         1,569      2,193      2,768
                                                  --------   --------   --------

Net income                                        $ 23,454   $ 19,097   $ 14,469
                                                  ========   ========   ========


                                                                     SCHEDULE II

                                                                          Page 3
                             Life USA HOLDING, INC.
                         CONDENSED FINANCIAL INFORMATION
                              (PARENT COMPANY ONLY)
                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                          Year ended December 31,
                                                                       1996        1995        1994
                                                                     --------    --------    --------
Cash flows from operating activities:
  Net income                                                         $ 23,454    $ 19,097    $ 14,469
  Adjustments to reconcile net income to net
   cash provided by operating activities                              (10,147)     (1,660)     (8,703)
                                                                     --------    --------    --------

Net cash provided by operating activities                              13,307      17,437       5,766

Cash flows from investing activities:
  Fixed maturity investments -
   available for sale:
    Purchases                                                            --       (22,954)       (861)
    Proceeds from maturities and principal payments on
      mortgage-backed securities                                         --         1,660       1,825
  Investment in LifeUSA Insurance Company                                --       (23,675)    (13,606)
  Investment in LifeUSA Securities, Inc.                                 (285)       --          --
  Investment in LifeUSA Marketing, Inc.                                (9,250)       --          --
  Loans to field marketing organizations                               (1,219)       --          --
  Acquisition of Fidelity Union Life Insurance Company                   --          --        (1,100)
  Capital expenditures                                                 (2,629)     (3,079)       (491)

                                                                     --------    --------    --------

Net cash used in investing activities                                 (13,383)    (48,048)    (14,233)

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants                    226         195         937
  Proceeds from convertible subordinated debenture issuance              --        30,000        --
  Other financing activities                                              (25)        230         282
                                                                     --------    --------    --------

Net cash provided by financing activities                                 201      30,425       1,219
                                                                     --------    --------    --------

Net (decrease) increase in cash and cash equivalents                      125        (186)     (7,248)

Cash and cash equivalents at beginning of the year                         57         243       7,491
                                                                     --------    --------    --------

Cash and cash equivalents at end of the year                         $    182    $     57    $    243
                                                                     ========    ========    ========

Cash paid during the year for interest                               $  1,984    $  1,223    $    473
                                                                     ========    ========    ========

Cash paid during the year for income taxes                           $  2,032    $  2,550    $  2,354
                                                                     ========    ========    ========

Supplemental schedule of noncash investing and financing activities:

 Issuance of stock upon conversion of convertible
  subordinated debentures                                            $    --     $     11    $    309
 Cancellation of convertible subordinated debentures                      --           --           1
 Issuance of stock to employees as compensation                         1,436         831         943
 Fixed assets contributed to LifeUSA Insurance Company                  1,362       1,766         997



               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                     Life USA HOLDING, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



Col. A                                Col. B            Col. C            Col. D           Col. E               Col. F

                                                     Future policy
                                     Deferred         benefits,                          Other policy
                                      policy        losses, claims                        claims and
                                    acquisition       and loss           Unearned           benefits           Premium
Segment                               costs          expenses (1)        premiums           payable            revenue (2)
------------------------------      -----------     ------------        ----------        ------------         ---------
Year ended December 31, 1996:

 Life insurance and annuities       $  212,138        $4,078,621       $      --          $       --          $   46,842
                                    ==========        ==========       ===========        ============        ==========

Year ended December 31, 1995:

 Life insurance and annuities       $  175,296        $3,566,012       $      --          $       --          $   35,983
                                    ==========        ==========       ===========        ============        ==========

Year ended December 31, 1994:

 Life insurance and annuities       $  174,702        $2,877,447       $      --          $       --          $   21,659
                                    ==========        ==========       ===========        ============        ==========

[WIDE TABLE CONTINUED FROM ABOVE]

                                      Col. G           Col. H            Col. I             Col. J

                                                       Benefits,       Amortization
                                                       claims,         of deferred
                                       Net           losses and          policy              Other
                                    investment        settlement      acquisition          operating
Segment                               income         expenses (3)         costs            expenses
------------------------------      -----------     ------------        ----------        ----------


Year ended December 31, 1996:

 Life insurance and annuities       $  129,412        $  116,931        $   24,495        $  138,407
                                    ==========        ==========        ==========        ==========

Year ended December 31, 1995:

 Life insurance and annuities       $  109,092        $   99,363        $   22,096        $  121,361
                                    ==========        ==========        ==========        ==========

Year ended December 31, 1994:

 Life insurance and annuities       $   74,510        $   65,111        $   11,643        $  106,527
                                    ==========        ==========        ==========        ==========


-------------------------------
(1) Amounts shown are gross with respect to amounts recoverable from reinsurers of $2,166,116, $1,853,540 and $1,593,025 at December 31,
         1996, 1995 and 1994, respectively. The liabilities net of related amounts recoverable from reinsurers are $1,912,505, $1,712,472 and $1,284,422 at December 31, 1996, 1995 and 1994, respectively.

(2)      Includes policyholder charges.

(3) Includes interest credited to policyholder account values and other benefits to policyholders.

Column K (Premiums written) has not been included as it does not apply to life insurance.



                                           SCHEDULE IV - REINSURANCE

                                     Life USA HOLDING, INC. AND SUBSIDIARIES
                                             (Dollars in thousands)


  Col. A                                    Col. B             Col. C             Col. D              Col. E         Col. F

                                                                                                                 Percentage
                                                             Ceded to            Assumed                          of amount
                                             Gross              other         from other                 Net        assumed
                                            amount          companies          companies              amount         to net
                                     -------------      -------------      -------------       -------------        -------
Year ended December 31, 1996:
Life insurance in force              $   6,428,513      $   4,747,188      $     704,009       $   2,385,334           29.5%
                                     =============      =============      =============       =============        =======

Premiums:
   Life insurance                    $      61,973      $      40,341      $       7,254       $      28,886           25.1%
   Annuities                               547,748            397,566            115,461             265,643           43.5%
                                     -------------      -------------      -------------       -------------        -------

                                     $     609,721      $     437,907      $     122,715       $     294,529           41.7%
                                     =============      =============      =============       =============        =======
Year ended December 31, 1995:
Life insurance in force              $   6,270,169      $   4,666,062      $     730,804       $   2,334,911           31.3%
                                     =============      =============      =============       =============        =======

Premiums:
   Life insurance                    $      60,869      $      38,518      $       7,604       $      29,955           25.4 %
   Annuities                               585,739            312,325            167,857             441,271           38.0%
                                     -------------      -------------      -------------       -------------        -------

                                     $     646,608      $     350,843      $     175,461       $     471,226           37.2%
                                     =============      =============      =============       =============        =======
Year ended December 31, 1994:
Life insurance in force              $   5,585,565      $   4,132,874      $     662,138       $   2,114,829           31.3%
                                     =============      =============      =============       =============        =======

Premiums:
   Life insurance                    $      54,928      $      36,271      $       6,785       $      25,442           26.7%
   Annuities                               481,138            249,803            175,257             406,592           43.1%
                                     -------------      -------------      -------------       -------------        -------

                                     $     536,066      $     286,074      $     182,042       $     432,034           42.1%
                                     =============      =============      =============       =============        =======



                                             SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                                Life USA HOLDING, INC. AND SUBSIDIARIES
                                                          (Dollars in thousands)


Col. A                                                         Col. B                   Col. C                  Col. D      Col. E
                                                                         ------------------------------

                                                              Balance    Charged to                                        Balance
                                                         at beginning     costs and         Charged to                      at end
                                                            of period      expenses     other accounts     Deductions    of period
                                                         ------------    ----------     --------------     ----------    ---------


Year ended December 31, 1995:

Reserve and allowances deducted from asset accounts:
     Valuation allowance for deferred tax assets         $  8,578(2)             --                 --      $ 8,578(1)          --

-----------------------------------------------------
(1) Due to the fact that an unrealized gain on fixed maturity investments - available for sale was recorded as a separate component of shareholders' equity at both December 31, 1996 and December 31, 1995, the deferred tax assets and related valuation allowance recorded at December 31, 1994 were no longer required.

(2) Established to cover 100% of the deferred tax assets recorded for unrealized losses on fixed maturity investments available for sale and included in the unrealized loss on fixed maturity investments-available for sale shown as a separate component of shareholders' equity.




                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(3) AND 14(c)
                                    EXHIBITS

                             Life USA HOLDING, INC.

                                INDEX TO EXHIBITS

                                                                                Regulation S-K
                                                                                 Exhibit Table   Sequential
          Item                                                                     Reference      Page No.
          ----                                                                  --------------   ----------
Restated Articles of Incorporation of the Company.................................     3(12)

Bylaws of the Company.............................................................     3(3)

Amendment to Bylaws of the Company................................................     3(7)

Form of Stock Certificate.........................................................     4(11)

Form of Option Certificate........................................................     4(12)

Form of Debenture filed as part of Indenture
 between the Company and Continental Bank,
 National Association.............................................................     4(8)

Indenture between the Company and Continental Bank,
 National Association, as trustee, dated as of April 1, 1991......................     4(8)

Warrant dated as of October 1, 1992 to Lions Gate Capital, Ltd.
 covering 192,000 shares of common stock at an exercise price
 of $10.00 per share, subject to adjustment.......................................     4(16)

Service Agreement dated January 27, 1988 between
 the Company and North American Life and Casualty Company.........................     10(2)

Agreement dated April 6, 1987 with Transamerica Insurance
 Corporation of California........................................................     10(1)

Life Coinsurance Agreement effective September 1, 1987
 between Transamerica Occidental Life Insurance Company
 and Universal Security Assurance Life Insurance Company
 and Addendum thereto.............................................................     10(3)

Amendment to Life Coinsurance Agreement effective
 January 1, 1989..................................................................     10(2)

Addenda No. 2, 3, 4 and 5 to Life Coinsurance Agreement
 between LifeUSA and Transamerica Occidental Life
 Insurance Company................................................................     10(13)

Addenda No. 6, 7 and 8 to Life Coinsurance Agreement between
 LifeUSA and Transamerica Occidental Life Insurance Company.......................     10(20)

Life and Annuity Retrocession Agreement effective
 January 1, 1990 between LifeUSA and Transamerica
 Occidental Life Insurance Company................................................     10(13)

Addenda No. 1, 2 and 3 to Life and Annuity Retrocession Agreement
 between LifeUSA and Transamerica Occidental Life Insurance Company...............     10(20)

Termination Addendum to Life and Annuity Retrocession Agreement between
 LifeUSA and Transamerica Occidental Life Insurance Company.......................     10(20)

Life and ADB YRT Retrocession Agreement between LifeUSA
 and Transamerica Occidental Life Insurance Company
 effective January 1, 1990........................................................     10(14)

Addendum No. 1 to Life and ADB YRT Retrocession Agreement between
 LifeUSA and Transamerica Occidental Life Insurance Company.......................     10(20)

Retrocessional Agreement between LifeUSA and
 Transamerica Occidental Life Insurance Company
 effective April 1, 1991..........................................................     10(13)

Addenda No. 1, 2 and 3 to Retrocessional Agreement between LifeUSA
 and Transamerica Occidental Life Insurance Company...............................     10(20)

Trust Agreement dated April 1, 1993 among LifeUSA Insurance Company,
 Continental Trust Company and Transamerica Occidental Life
 Insurance Company................................................................     10(16)

Restated Trust Agreement among LifeUSA Insurance Company, Continental
 Trust Company and Transamerica Occidental Life Insurance Company.................     10(20)

Information Services Agreement with Universal Systems
 of America, Inc. dated as of January 1, 1993.....................................     10(13)

License Agreement with Universal Systems of America, Inc.
 dated as of January 1, 1993......................................................     10(13)

Agreement dated September 24, 1991, between David Mitchell
 and Associates and Life USA Holding, Inc.........................................     10(13)

Office Lease, as amended on July 25, 1989 with
 The Equitable Life Assurance Society of the United States........................     10(2)

Amendment No. 2 to Office Lease dated November 29, 1990...........................     10(5)

Amendment No. 3 to Office Lease dated November 15, 1993...........................     10(16)

Sublease Agreement dated February 3, 1992, between the
 Company and Tonka Corporation....................................................     10(12)

Sublease Modification Agreement dated November 5, 1993, between
 the Company and Tonka Corporation................................................     10(16)

Form of Indemnification Agreement dated as of December 31, 1989...................     10(2)

Life USA Holding, Inc. Employee Savings Plan effective
 January 1, 1990..................................................................     10(4)

First Amendment to Employee Savings Plan..........................................     10(9)

Second Amendment to Employee Savings Plan.........................................     10(11)

Third Amendment to Employee Savings Plan..........................................     10(13)

Fourth Amendment to Employee Savings Plan.........................................     10(17)

Fifth Amendment to Employee Savings Plan..........................................     10(17)

Restated Life USA Holding, Inc. Stock Option Plan.................................     10(12)

Life USA Director Option Plan.....................................................     10(16)

Agreement dated June 8, 1989 among Robert W. MacDonald,
 Life USA Holding, Inc. and LifeUSA Insurance Company.............................     10(13)

Consulting Agreement with Peyton J. Huffman dated
 August 1, 1993...................................................................     10(16)

Life and Annuity Coinsurance Agreement effective April 1, 1991 among LifeUSA Insurance Company, Employers Reassurance
 Corporation, Munich American Reassurance Company and
 Republic-Vanguard Life Insurance Company.........................................     10(6)

Addenda Nos. 1 through 4 to the Life and Annuity
 Coinsurance Agreement............................................................     10(13)

Addendum No. 5 to the Life and Annuity Coinsurance Agreement......................     10(16)

Addendum No. 6 to the Life and Annuity Coinsurance Agreement......................     10(20)

Life and Annuity Retrocession Agreement effective
 April 1, 1991 between LifeUSA Insurance Company
 and Employers Reassurance Corporation............................................     10(6)

Addendum No. 1 to Life and Annuity Retrocession
 Agreement between LifeUSA Insurance Company and
 Employers Reassurance Corporation................................................     10(13)

Addendum No. 2 to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Employers
 Reassurance Corporation..........................................................     10(16)

Termination Addendum to the Life and Annuity Retrocession
 Agreement between LifeUSA Insurance Company and
 Employers Reassurance Corporation................................................     10(20)

Trust Agreement among LifeUSA Insurance Company,
 Continental Bank, N.A. and Employers Reassurance Corporation.....................     10(16)

Amendment to Trust Agreement among LifeUSA Insurance Company,
 Continental Bank, N.A. and Employers Reassurance Corporation.....................     10(16)

Life and Annuity Retrocession Agreement effective
 April 1, 1991 between LifeUSA Insurance Company
 and Munich American Reassurance Company..........................................     10(6)

Addendum No. 1 to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Munich American
 Reassurance Company..............................................................     10(13)

Addendum No. 2 to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Munich American
 Reassurance Company..............................................................     10(16)

Termination Addendum to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Munich American
 Reassurance Company..............................................................     10(20)

Restated Trust Agreement among LifeUSA Insurance Company,
 Continental Bank, N.A. and Munich American Reassurance Company...................     10(16)

Amendment No. 1 to Restated Trust Agreement among
 LifeUSA Insurance Company, Continental Bank, N.A. and
 Munich American Reassurance Company..............................................     10(16)

Life and Annuity Retrocession Agreement effective
 April 1, 1991 between LifeUSA Insurance Company and
 Republic-Vanguard Life Insurance Company.........................................     10(6)

Addendum No. 1 to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Republic-Vanguard
 Life Insurance Company...........................................................     10(13)

Addendum No. 2 to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Republic-Vanguard
 Life Insurance Company...........................................................     10(16)

Termination Addendum to Life and Annuity Retrocession Agreement
 between LifeUSA Insurance Company and Republic-Vanguard
 Life Insurance Company...........................................................     10(20)

Trust Agreement among LifeUSA Insurance Company, Continental
 Bank, N.A. and Republic-Vanguard Life Insurance Company..........................     10(16)

Amendment to Trust Agreement among LifeUSA Insurance Company,
 Continental Bank, N.A. and Republic-Vanguard Life Insurance Company..............     10(16)

Life and ADB YRT Retrocession Agreements between
 LifeUSA and each of Employers Reassurance Corporation,
 Munich American Reassurance Company and Republic-Vanguard
 Life Insurance Company ("Reinsurers") effective April 1, 1991....................     10(13)

Addenda No. 1 to Life and ADB YRT Retrocession Agreements.........................     10(16)

Termination Addendum to Life and ADB YRT Retrocession Agreements..................     10(20)

Life and ADB YRT Reinsurance Agreement between LifeUSA and
 the Reinsurers effective January 1, 1993.........................................     10(13)

Addendum No. 1 to Life and ADB YRT Reinsurance Agreement
 between LifeUSA and the Reinsurers...............................................     10(16)

Addendum No. 2 to Life and ADB YRT Reinsurance Agreement
 between LifeUSA and the Reinsurers...............................................     10(20)

Investment Management Agreement between the Company
 and Investment Advisers, Inc. dated April 9, 1991................................     10(10)

Stock Purchase Agreement among Allianz of America, Inc.,
 Allianz Life Insurance Company of North America and
 Life USA Holding, Inc., dated November 19, 1993..................................     10(15)

Plan and Agreement of Merger By and Between LifeUSA
 Insurance Company and Fidelity Union Life Insurance Company......................     10(18)

Articles of Merger of LifeUSA Insurance Company into
 Fidelity Union Life Insurance Company............................................     10(18)

Debenture Purchase Agreement dated February 17, 1995 among Life USA
 Holding, Inc. and Allianz Life Insurance Company of North America................     10(19)

Variable Rate Convertible Subordinated Debenture..................................     10(19)

Conversion Protection Warrant Certificate for Purchase of Shares of Common
 Stock of Life USA Holding, Inc. .................................................     10(19)

Life and Annuity Coinsurance Agreement effective January 1, 1995 between Allianz
 Life Insurance Company of North America and LifeUSA Insurance Company............     10(19)

Trust Agreement between Allianz Life Insurance Company of North America,
 LifeUSA Insurance Company and Continental Trust Company..........................     10(19)

Joint Marketing Agreement entered into by and between Allianz Life Insurance
 Company of North America and Life USA Holding, Inc...............................     10(19)

Investment Management Agreement entered into by and between LifeUSA
 Insurance Company and Allianz Investment Corporation.............................     10(19)

Investment Management Agreement entered into by and between Life USA
 Holding, Inc. and Allianz Investment Corporation.................................     10(19)

Addendum No. 8 to the Interests and Liabilities Agreement of Employers
 Reassurance Corporation with respect to the Life and Annuity Coinsurance
 Agreement issued to LifeUSA Insurance Company....................................     10(21)

Addendum No. 8 to the Interests and Liabilities Agreement of Munich
 American Reassurance Company with respect to the Life and Annuity
 Coinsurance Agreement issued to LifeUSA Insurance Company........................     10(21)

Addendum No. 8 to the Interests and Liabilities Agreement of Republic-
 Vanguard Life Insurance Company with respect to the Life and Annuity
 Coinsurance Agreement issued to LifeUSA Insurance Company........................     10(21)
 Consulting Agreement dated April 17, 1996 between
 Life USA Holding, Inc. and Joseph W. Carlson.....................................     10(22)

Loan Agreement dated May 17, 1996 between Life USA Holding, Inc.
 and Employers Reassurance Corporation and Named Lenders..........................     10(23)

Stock Pledge Agreement dated May 17, 1996 between Life USA Holding, Inc.
 and Employers Reassurance Corporation............................................     10(23)

Claims Administration Agreement dated December 30, 1996
 between Allianz Life Insurance Company of North America
 and LifeUSA Insurance Company....................................................     10.1(24)

Administration and Marketing Agreement dated December 30, 1996 between Allianz Life Insurance Company of North America
 and Life USA Holding, Inc........................................................     10.2(24)

Employment Agreement dated January 1, 1997 between
 Life USA Holding, Inc. and Margery G. Hughes.....................................     10.3(24)

Employment Agreement dated January 1, 1997 between
 Life USA Holding, Inc. and Mark A. Zesbaugh......................................     10.4(24)

Statement of Computation of Per Share Earnings
 (Years Ended December 31, 1996, 1995 and 1994)...................................     11(24)

1996 Annual Report to Shareholders................................................     13(24)

Subsidiaries of the Registrant....................................................     21(24)

Consent of Ernst & Young LLP......................................................     23(24)

Powers of Attorney................................................................     24(24)

Financial Data Schedule (electronic filing only)..................................     27(24)


------------------------------
(1) Filed with the Company's Registration Statement No. 33-21989 and incorporated by reference herein.

(2) Filed with the Company's 1989 Annual Report on Form 10-K, as amended, and incorporated by reference herein.

(3) Filed with the Company's Registration Statement No. 33-30506, as amended by Post-Effective Amendment No. 1, and incorporated by reference herein.

(4) Filed with the Company's Registration Statement No. 33-37981 and incorporated by reference herein.

(5) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement No. 33-37981 and incorporated by reference herein.

(6) Filed with the Company's 1990 Annual Report on Form 10-K and incorporated by reference herein.

(7) Filed with Pre-Effective Amendment No. 1 to the Company's Registration Statement No. 33-41359 and incorporated by reference herein.

(8) Filed with Pre-Effective Amendment No. 2 to the Company's Registration Statement No. 33-41359 and incorporated by reference herein.

(9) Filed with the Company's 1991 Annual Report on Form 10-K and incorporated by reference herein.

(10) Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1991 and incorporated by reference herein.

(11) Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992 and incorporated by reference herein.

(12) Filed with the Company's Registration Statement No. 33-52624 and incorporated by reference herein.

(13) Filed with the Company's Registration Statement No. 33-68528 and incorporated by reference herein.

(14) Filed with Amendment No. 1 to the Company's Registration Statement No. 33-68528 and incorporated by reference herein.

(15) Filed with Amendment No. 1 to the Company's Registration Statement No. 33-71068 and incorporated by reference herein.

(16) Filed with the Company's 1993 Annual Report on Form 10-K and incorporated by reference herein.

(17) Filed with the Company's Registration Statement No. 33-81426 and incorporated by reference herein.

(18) Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated by reference herein.

(19) Filed with the Company's Current Report on Form 8-K filed March 3, 1995 and incorporated by reference herein.

(20) Filed with the Company's 1994 Annual Report on Form 10-K and incorporated by reference herein.

(21) Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated by reference herein.

(22) Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated by reference herein.

(23) Filed with the Company's Current Report on Form 8-K filed June 17, 1996 and incorporated by reference herein.

(24)     Filed with this Annual Report on Form 10-K.


The exhibits filed with this Annual Report on Form 10-K may be obtained by writing to:

       Mark A. Zesbaugh
       Executive Vice President, Chief Financial Officer and Treasurer Life USA Holding, Inc.
       300 South Highway 169 Suite 95
       Minneapolis, MN 55426