Form 10-Q
period 1997-03-31
LIFE USA HOLDING INC /MN/
filed 1997-05-12
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at March 31, 1997
         -----------------                    -----------------------------
     Common Stock,                                      21,412,261
     Par Value $.01 Per Share




                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 31, 1997


                                    I N D E X

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

             Condensed Consolidated Balance Sheet (Unaudited)
             March 31, 1997 and December 31, 1996............................3-4

             Condensed Consolidated Statement of Income
             (Unaudited) Three months ended March 31, 1997
             and March 31, 1996................................................5

             Condensed Consolidated Statement of Cash Flows
             (Unaudited) Three months ended March 31, 1997
             and March 31, 1996................................................6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited).......................................................7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................8-19

PART II. OTHER INFORMATION:

   Item 1.   Legal Proceedings................................................20
   Item 2.   Changes in Securities............................................20
   Item 3.   Defaults Upon Senior Securities..................................20
   Item 4.   Submission of Matters to a Vote of Security Holders..............20
   Item 5.   Other Information................................................20
   Item 6.   Exhibits and Reports on Form 8-K.................................20

SIGNATURES:...................................................................21



                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                            March 31,     December 31,
                                                                1997             1996
                                                           ---------      -----------
ASSETS

Investments:

   Fixed maturity investments:

     Available for sale, at fair value (amortized cost:
       $866,308 at March 31, 1997 and $864,400 at
       December 31, 1996)                                  $  852,142      $  878,279

     Held to maturity, at amortized cost (fair value:
       $1,023,197 at March 31, 1997 and $1,013,761 at
       December 31, 1996)                                   1,033,462       1,003,197

   Policy loans                                                24,576          23,908
                                                           ----------      ----------

     Total investments                                      1,910,180       1,905,384

Cash and cash equivalents                                      38,106          20,989

Accrued investment income                                      27,240          27,834

Future policy benefits recoverable and amounts due
   from reinsurers                                          2,226,840       2,179,999

Deferred policy acquisition costs                             231,585         212,138

Other assets                                                   40,103          40,379
                                                           ----------      ----------

                                                           $4,474,054      $4,386,723
                                                           ==========      ==========

See accompanying notes.



                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                  March 31,      December 31,
                                                                      1997              1996
                                                               -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                      $ 4,157,469       $ 4,078,621
   Other policyholders' funds                                        8,618             5,381
   Amounts due reinsurers                                           30,896            23,605
   Accrued commissions to agents                                     6,388            10,243
   Taxes, licenses and fees payable                                 16,506            17,868
   Accounts payable                                                  4,257             6,967
   Convertible subordinated debentures                              36,030            36,030
   Deferred income taxes                                            14,017            12,924
   Other liabilities                                                31,177            22,469
                                                               -----------       -----------

       Total liabilities                                         4,305,358         4,214,108

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                                   --                --
   Common stock, $.01 par value; 45,000,000
     shares authorized, 21,412,261 issued and
     outstanding (20,953,517 shares at December 31, 1996)              214               210
   Common stock to be issued, 37,915 shares
     (21,384 shares at December 31, l996)                              413               357
   Additional paid-in capital                                       91,286            86,474
   Notes receivable from stock sales                                (5,666)           (3,888)
   Net unrealized (loss) gain on fixed
     maturity investments - available for sale                      (8,687)            3,335
   Retained earnings                                                91,136            86,127
                                                               -----------       -----------

       Total shareholders' equity                                  168,696           172,615
                                                               -----------       -----------

                                                               $ 4,474,054       $ 4,386,723
                                                               ===========       ===========

See accompanying notes.



                             Life USA HOLDING, INC.
                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended March 31,
                                                          ----------------------------
                                                                 1997             1996
                                                          -----------      -----------
Revenues:
   Policyholder charges                                   $    11,802      $    11,084
   Net investment income                                       34,306           30,926
   Net realized gains on investments                            1,234            1,679
   Commissions and expense allowances, net                     31,379           29,817
   Other                                                          631               48
                                                          -----------      -----------

       Total revenues                                          79,352           73,554

Benefits and expenses:
   Interest credited to policyholder account values            26,245           24,230
   Other benefits to policyholders                              4,899            4,669
   Amortization of deferred policy acquisition costs            6,581            6,168
   Commissions                                                 17,974           17,152
   Taxes, licenses and fees                                       569            1,237
   Operating expenses                                          15,004           12,776
                                                          -----------      -----------

       Total benefits and expenses                             71,272           66,232
                                                          -----------      -----------

Income before income taxes                                      8,080            7,322

Income taxes                                                    2,935            2,701
                                                          -----------      -----------

Net income                                                $     5,145      $     4,621
                                                          ===========      ===========

Income per common and common equivalent share:
   Primary                                                $       .22      $       .21
                                                          ===========      ===========

   Fully diluted                                          $       .22      $       .21
                                                          ===========      ===========

Number of shares used in per share calculation:
   Primary                                                 24,119,701       22,904,123
   Fully diluted                                           24,117,545       22,904,112

See accompanying notes.



                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                            Three months ended March 31,
                                                            ----------------------------
                                                                  1997           1996
                                                              --------       --------
Cash flows from operating activities:
   Net income                                                 $  5,145       $  4,621
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Accretion of discount on investments, net                  (641)          (527)
       Net realized gains on investments                        (1,234)        (1,679)
       Policy acquisition costs deferred                        (8,800)        (9,275)
       Amortization of deferred policy acquisition costs         6,581          6,168
       Other changes                                             9,547         (7,370)
                                                              --------       --------
Net cash provided by (used in) operating activities             10,598         (8,062)


Cash flows from investing activities:
   Fixed maturity investments-available for sale:
     Purchases                                                 (35,910)       (61,412)
     Proceeds from sales                                        33,403         35,095
     Proceeds from maturities and principal payments
       on mortgage-backed securities                             1,910          1,934
   Fixed maturity investments-held to maturity:
     Purchases                                                 (33,144)       (18,005)
     Proceeds from maturities and principal payments
       on mortgage-backed securities                             3,442          2,035
   Investments in and loans to field marketing
     organizations                                              (1,350)          --
                                                              --------       --------
Net cash used in investing activities                          (31,649)       (40,353)


Cash flows from financing activities:
   Receipts from universal life and investment products         65,224         66,528
   Withdrawals on universal life and investment products       (59,973)       (45,740)
   Interest credited to policyholder account values             26,245         24,230
   Other financing activities                                    6,672          3,706
                                                              --------       --------
Net cash provided by financing activities                       38,168         48,724
                                                              --------       --------

Net increase in cash and cash equivalents                       17,117            309

Cash and cash equivalents at beginning of the period            20,989         33,222
                                                              --------       --------

Cash and cash equivalents at end of the period                $ 38,106       $ 33,531
                                                              ========       ========

See accompanying notes.



                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1996 is derived from the audited balance sheet as of that date.

2. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1996 consolidated financial statements.

4. The net unrealized (loss) gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                          March 31,    December 31,
                                                              1997            1996
                                                         ---------     -----------
       Gross unrealized (loss) gain on fixed maturity
         investments - available for sale                $(14,166)      $ 13,879

       Adjustments for:
         Deferred tax asset (liability)                     4,958         (4,858)
         Deferred tax asset valuation allowance            (4,991)          --
         Deferred policy acquisition costs                  8,480         (8,748)
         Deferred tax (liability) asset                    (2,968)         3,062
                                                         --------       --------

       Net unrealized (loss) gain on fixed maturity
         investments - available for sale                $ (8,687)      $  3,335
                                                         ========       ========

5. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997. The Company is in the process of evaluating the impact of adopting SFAS No. 128 but does not expect a material change in the per share amounts currently presented.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA), LifeUSA Securities, Inc. (LifeUSA Securities) and LifeUSA Marketing, Inc. (LifeUSA Marketing), should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

During 1996, the Company formed two wholly-owned subsidiaries: LifeUSA Securities and LifeUSA Marketing. LifeUSA Securities has received approval from the National Association of Securities Dealers, Inc. as a retail broker-dealer, is marketing a family of LifeUSA mutual funds established through a joint-venture agreement with a $16 billion asset management firm and is exploring distribution of variable life insurance and annuity contracts. LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national field marketing organizations. The results of operations and financial condition of LifeUSA Securities and LifeUSA Marketing, both individually and in the aggregate, are not material to the 1997 or 1996 consolidated financial statements of the Company. Therefore, the analysis that follows will focus primarily on the Company and LifeUSA.

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

Effective October 1, 1995, LifeUSA began ceding 75% of its new life insurance and annuity business to the reinsurers and assuming 25% of the new life insurance and annuity business produced by its agents for Allianz Life. For comparative purposes, LifeUSA's net retention (the percentage of new life insurance and annuity business retained by LifeUSA and assumed by LifeUSA from Allianz Life) was a constant 25% throughout 1996 and the first quarter of 1997. LifeUSA receives commissions and expense allowances on business ceded to the Reinsurers.

The following table shows LifeUSA's life insurance and annuity in force information at March 31, 1997 and December 31, 1996 (in millions):

                                                       March 31, 1997     December 31, 1996
                                                       --------------     -----------------
      Life insurance account values:
        All policies produced by LifeUSA agents (1)          $  270.7             $   260.1
        Direct and assumed business (2)                         232.6                 223.4
        Net of reinsurance (3)                                   89.3                  85.5

      Life insurance face amounts:
        All policies produced by LifeUSA agents (1)           8,124.3               8,171.2
        Direct and assumed business (2)                       7,055.1               7,104.0
        Net of reinsurance (3)                                2,357.2               2,385.2

      Annuity account values:
        All policies produced by LifeUSA agents (1)           4,954.7               4,876.7
        Direct and assumed business (2)                       3,523.0               3,496.3
        Net of reinsurance (3)                                1,667.3               1,655.5

---------------------------
(1) Includes all policies produced by LifeUSA agents, including policies produced by LifeUSA agents for Allianz Life.
(2) Includes all LifeUSA policies and the portion of policies produced by LifeUSA agents for Allianz Life that have been assumed by LifeUSA.
(3) Includes the portion of LifeUSA policies that have been retained by LifeUSA and the portion of policies produced by LifeUSA agents for Allianz Life that have been assumed by LifeUSA.

Reference is made to Note 2 (Reinsurance) to the December 31, 1996 consolidated financial statements for further details regarding the Company's reinsurance agreements.

Since its inception, the Company has issued its common stock or granted options to purchase its common stock to Field Marketing Organizations (FMOs) and agents as production bonuses. Management believed that in the early years of the Company these forms of equity participation provided agents with additional incentives to place profitable business with LifeUSA, to encourage policyholder persistency and to seek good underwriting risks for LifeUSA. From 1992 through March 31, 1997, stock options were granted to FMOs and agents at an exercise price which was equal to the greater of $10.00 per share or 150% of the average closing bid price for the Company's common stock for the twenty trading days immediately preceding the end of the quarter for which the stock option was granted. The Company will discontinue the granting of stock options as production bonuses after stock options earned by FMOs and agents during the calendar quarter ended March 31, 1997 have been granted. Today, management believes that the Company's entire agent compensation package, which includes LifeUSA's standard cash commissions, annual cash production bonuses for major producers and Producer Perks Certificates which are redeemable for merchandise and earned by achieving certain levels of production, will, along with its proven service and product offerings, continue to encourage strong agent participation.

RESULTS OF OPERATIONS

In the first quarter of 1997, the Company, with its continued focus on the marketing of long-term life insurance and annuity products, generated increases in collected annuity deposits and invested assets. As a result, revenues from policyholder charges, net investment income and net commissions and expense allowances increased. Expenses incurred for interest credited to policyholder account values and commissions also increased during the first quarter of 1997 for similar reasons. Primarily as a result of these factors, net income for the first quarter of 1997 increased 11% compared to the first quarter of 1996. In addition, the combination of two non-operating items (net realized gains on investments and state guaranty fund assessment credits) had a positive effect of $.01 per share on first quarter 1997 earnings per share. Expenses associated with a national advertising campaign had an effect of $.03 per share on first quarter 1997 earnings per share.

Below is a more detailed discussion of the trends in the amounts reported in the condensed consolidated statement of income for the three months ended March 31, 1997 and 1996. These comments should be read in conjunction with the condensed consolidated financial statements previously presented.

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including premiums and deposits on policies produced by LifeUSA agents for Allianz Life, were $235.0 million and $223.9 million in the first quarter of 1997 and 1996, respectively, an increase of 5% in total collected premiums and deposits. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable quarters (in thousands):

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                1997          1996
                                                                             --------      --------
Collected Premiums and Deposits(1):
    LifeUSA:
       Life:
         First year                                                          $  2,390      $  3,878
         Single and renewal                                                    13,209        12,097
                                                                             --------      --------
            Total Life                                                         15,599        15,975
       Annuities                                                               98,141       134,920
                                                                             --------      --------
            Total LifeUSA collected premiums and deposits                     113,740       150,895
    Allianz Life:
       Life:
         First year                                                               539           907
         Single and renewal                                                     3,797         3,681
                                                                             --------      --------
            Total Life                                                          4,336         4,588
       Annuities                                                              116,965        68,404
                                                                             --------      --------
            Total Allianz Life collected premiums and deposits                121,301        72,992
                                                                             --------      --------
Total collected premiums and deposits                                        $235,041      $223,887
                                                                             ========      ========


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                                1997          1996
                                                                             --------      --------

Premiums and Deposits Not Retained or Assumed(2):
    LifeUSA:
       Life:
         First year                                                          $  1,794      $  2,320
         Single and renewal                                                     8,506         7,984
                                                                             --------      --------
            Total Life                                                         10,300        10,304
       Annuities                                                               70,977        96,269
                                                                             --------      --------
            Total LifeUSA premiums and deposits not retained                   81,277       106,573
    Allianz Life:
       Life:
         First year                                                               404           554
         Single and renewal                                                     2,211         2,150
                                                                             --------      --------
            Total Life                                                          2,615         2,704
       Annuities                                                               85,925        48,082
                                                                             --------      --------
            Total Allianz Life premiums and deposits not assumed               88,540        50,786
                                                                             ========      ========
            Total collected premiums and deposits not retained or assumed    $169,817      $157,359
                                                                             ========      ========

Retained or Assumed Premiums and Deposits (3):
    LifeUSA:
       Life:
         First year                                                          $    596      $  1,558
         Single and renewal                                                     4,703         4,113
                                                                             --------      --------
            Total Life                                                          5,299         5,671
       Annuities                                                               27,164        38,651
                                                                             --------      --------
            Total LifeUSA retained premiums and deposits                       32,463        44,322
    Allianz Life:
       Life:
         First year                                                               135           353
         Single and renewal                                                     1,586         1,531
                                                                             --------      --------
            Total Life                                                          1,721         1,884
       Annuities                                                               31,040        20,322
                                                                             --------      --------
            Total Allianz Life assumed premiums and deposits                   32,761        22,206
                                                                             --------      --------
Total retained or assumed premiums and deposits                              $ 65,224      $ 66,528
                                                                             ========      ========

-------------------------
(1) Includes premiums and deposits related to all policies produced by LifeUSA agents, including policies produced by LifeUSA agents for Allianz Life.

(2) Includes premiums and deposits related to LifeUSA policies that have been ceded by LifeUSA to the Reinsurers and premiums and deposits related to policies produced by LifeUSA agents for Allianz Life that have not been assumed by LifeUSA.

(3) Includes premiums and deposits related to LifeUSA policies that have been retained by LifeUSA and premiums and deposits related to policies produced by LifeUSA agents for Allianz Life that have been assumed by LifeUSA. LifeUSA invests these premiums and deposits for the purpose of providing future benefits to its policyholders.

Reference is made to Note 2 (Reinsurance) to the December 31, 1996 consolidated financial statements for further details regarding the Company's reinsurance agreements.

REVENUES. Total revenues were $79.4 million and $73.6 million in the first quarter of 1997 and 1996, respectively. The increase in total revenues of 8% was primarily due to the increase in policyholder charges and net investment income generated by the growth of annuities in force and invested assets and from the increase in net commissions and expense allowances associated with increased production of business not retained or assumed.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 6%, or $700,000, in the first quarter of 1997 compared to the first quarter of 1996 reflecting the growth in and maturity of LifeUSA's net retained annuities in force.

Increases in net investment income of 11%, or $3.4 million, in the first quarter of 1997 compared to the first quarter of 1996 are primarily attributable to increases in invested assets (fixed maturity investments and cash and cash equivalents) to $1.92 billion at March 31, 1997 from $1.76 billion at March 31, 1996. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.42% at March 31, 1997, compared to 7.41% at March 31, 1996.

In accordance with generally accepted accounting principles, net realized gains on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three months ended March 31, 1997 and 1996 (dollars in thousands, except per share amounts):

                                                               1997        1996
                                                             ------      ------

     Net realized gains on investments                       $1,234      $1,679
     Increase in:
        Amortization of deferred policy acquisition costs       453         618
        Other benefits to policyholders                         324         445
                                                             ------      ------
     Income before income taxes                                 457         616
     Income taxes                                               164         229
                                                             ------      ------
     Net income                                              $  293      $  387
                                                             ======      ======

     Earnings per share                                      $  .01      $  .02
                                                             ======      ======

Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life increased 5%, or $1.6 million, in the first quarter of 1997 compared to the first quarter of 1996. The increase was due primarily to the increased production of business not retained or assumed.

The following table shows the amounts of net commissions and expense allowances for the quarter ended March 31, 1997 and 1996 (in thousands):

                                                            1997           1996
                                                        --------       --------
         LifeUSA:
            Life:
              First year                                $  2,031       $  2,780
              Single and renewal                           1,384          1,317
                                                        --------       --------
                 Total Life                                3,415          4,097
            Annuities                                     11,025         14,778
                                                        --------       --------
         Total LifeUSA                                    14,440         18,875

         Allianz Life:
            Life:
              First year                                     574            913
              Single and renewal                             541            565
                                                        --------       --------
                 Total Life                                1,115          1,478
            Annuities                                     16,059          9,656
                                                        --------       --------
         Total Allianz Life                               17,174         11,134

     Lapse policy chargebacks                               (235)          (192)
                                                        --------       --------

     Total commissions and expense allowances, net      $ 31,379       $ 29,817
                                                        ========       ========
------------------------------

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

Reference is made to Note 2 (Reinsurance) to the December 31, 1996 consolidated financial statements for further details regarding the Company's reinsurance agreements.

BENEFITS AND EXPENSES. Total benefits and expenses were $71.3 million and $66.2 million in the first quarter of 1997 and 1996, respectively. The increase in total benefits and expenses of 8% was primarily due to growth in and maturity of annuities in force.

Increases in interest credited to policyholder account values of 8%, or $2.0 million, and other benefits to policyholders of 5%, or $200,000, in the first quarter of 1997 compared to the first quarter of 1996, were primarily due to growth of annuities in force.

Amortization of deferred policy acquisition costs increased 7%, or $400,000, in the first quarter of 1997 as compared to the first quarter of 1996. This reflects the combination of an increase in gross profits due to a growing, more mature block of in force business, partially offset by a reduced impact of the amortization of deferred policy acquisition costs generated by the net realized gains on investments described above. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 5%, or $800,000, in the first quarter of 1997 compared to the first quarter of 1996 due to the increase in total collected premiums and deposits discussed above partially offset by the decline in collected first year life premiums, which receive the highest commission rates paid by LifeUSA.

Taxes, licenses and fees decreased 54%, or $700,000, in the first quarter of 1997 compared to the first quarter of 1996. This decrease was primarily due to recoveries of guaranty fund assessments and state income taxes paid in 1996 upon filing 1996 premium tax returns in the first quarter of 1997.

Operating expenses increased 17%, or $2.2 million, in the first quarter of 1997 compared to the first quarter of 1996. This increase was primarily due to the growth of LifeUSA's annuity in force business and expenditures for a national advertising and sales promotion campaign launched during the first quarter.

Income taxes were $2.9 million in the first quarter of 1997 and $2.7 million in the first quarter of 1996. The effective income tax rates for the first quarter of 1997 and 1996 were 36.3% and 36.9%, respectively.

NET INCOME. Net income was $5.1 million in the first quarter of 1997 and $4.6 million in the first quarter of 1996, which represents an increase of 11%. Earnings per share were $.22 in the first quarter of 1997 compared to $.21 in the first quarter of 1996, which represents an increase of 5%. The following table summarizes the operating highlights for the three months ended March 31, 1997 and 1996:

                                                                      Three months ended March 31,
                                                              ---------------------------------------------
                                                                      1997                         1996
                                                              -------------------       -------------------
                                                              Income         EPS        Income         EPS
                                                              -------       -----       -------       -----
Consolidated net income and earnings per share                $ 5,145       $0.22       $ 4,621       $0.21

Adjustments to arrive at consolidated net operating
income (1):
   Net realized gains on investments                             (293)      (0.01)         (387)      (0.02)
   Charges (credits) for state guaranty fund assessments         (111)       0.00           168        0.01
                                                              -------       -----       -------       -----

Consolidated net operating income and earnings per
  share                                                         4,741        0.21         4,402        0.20

Impact of expenses associated with 1997 national
  advertising campaign                                            780        0.03          --          --
                                                              -------       -----       -------       -----

Consolidated net operating income and earnings per
  share excluding impact of expenses associated with
  national advertising campaign                               $ 5,521       $0.24       $ 4,402       $0.20
                                                              =======       =====       =======       =====

----------------------------------

(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders and (ii) charges for state guaranty fund assessments.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company's primary sources of cash were (i) service fees received by the Company for business produced by LifeUSA's agents for Allianz Life, (ii) management fees from LifeUSA, (iii) proceeds remaining from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, (iv) interest earned on invested assets, and (v) dividend of $2.5 million paid by LifeUSA. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA through management fees. LifeUSA is expected to have sufficient cash to provide reimbursement through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

The Company has entered into an agreement with two of its Reinsurers which provides a long-term line of credit in the amount of $30 million. Funds drawn against the line of credit can be used to fund certain investments and acquisitions which the Company may make, capital contributions to LifeUSA or capital expenditures. As of March 31, 1997, the Company had no outstanding borrowings under this line of credit.

The Company's cash needs consist of (i) capital contributions to LifeUSA to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA agents and to provide LifeUSA sufficient capital and surplus to maintain adequate capital ratios, (ii) commission advances to agents, (iii) payment of interest on the Company's convertible subordinated debentures, (iv) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA's existing agents and expand the size of LifeUSA's field force, and (v) investments in marketing organizations expected to increase premium production volume for LifeUSA. Management believes that the combination of (i) the statutory profits generated by LifeUSA on the mature business which it has retained or assumed,
(ii) the $5 million in proceeds that remained at March 31, 1997 from the $30 million convertible subordinated debenture issued to Allianz Life in February 1995, (iii) the availability of the $30 million line of credit from two of its Reinsurers, (iv) cash generated by operations, and (v) dividends from LifeUSA, will provide sufficient capital resources to support the capital needs of LifeUSA and meet all the Company's cash needs in the ordinary course of business through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of the current level of net retention and acceptable reinsurance arrangements. The Company's future investments in marketing organizations may require additional capital during 1997.

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

LifeUSA produced a statutory net income of $3.6 million during the first quarter of 1997 compared to $3.1 million during the first quarter of 1996. As a result, the Company did not make capital contributions to LifeUSA during the first quarter of 1997. As of March 31, 1997, LifeUSA had statutory capital and surplus for regulatory purposes of $87.7 million compared to $87.3 million at December 31, 1996. Assuming continuation of the current level of net retention and the expected level of life insurance and annuity business produced by LifeUSA agents, LifeUSA expects to continue to satisfy statutory capital and surplus requirements for 1997 primarily through statutory profits on its mature block of retained inforce business. In the future the Company may alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

The Company has developed a strategy to generate additional premium production from LifeUSA's existing agents and from new production sources by making loans to or investing in marketing organizations and by recruiting new marketing organizations to sell its products. The amount of any loan or investment relates to the revenue currently generated by the marketing organization and the projected increase in business produced for LifeUSA by the marketing organization. To date, the Company has made loans to marketing organizations that accounted for 34% of the Company's life insurance and annuity production during the first quarter of 1997. The loans include incentives for achieving increased production. In addition, in August 1996, LifeUSA Marketing acquired Tax Planning Seminars, a national marketing organization that had been contracted with LifeUSA for seven years and in November 1996, acquired an equity interest in Creative Marketing International Corporation, another national marketing organization that had not been contracted previously with LifeUSA. The Company has made and expects to continue to make future investments by issuing shares of its common stock and paying cash from its available resources ($5.4 million of fixed maturity investments - available for sale and cash and cash equivalents as of March 31, 1997 on an unconsolidated basis), cash generated from operations, cash dividends from LifeUSA and borrowings under its $30 million line of credit (no amounts outstanding at March 31, 1997). In addition, during the first quarter of 1997, LifeUSA signed marketing agreements with eight national marketing organizations to market LifeUSA life insurance and annuity products for the first time. There can be no assurances that the Company's premium volume or income will be enhanced by the loans to or investments in marketing organizations or by the contracting of new national marketing organizations.

REGULATORY ENVIRONMENT. LifeUSA is subject to regulation in the 49 states in which it is authorized to do business. The laws of these states establish supervisory agencies with administrative powers related to granting and revoking licenses to transact business, approving the form and content of policies, reviewing the advertising and illustration of policies, licensing agents, establishing reserve requirements and regulating the type and amount of investments. Such regulations are primarily intended to protect policyholders. The Company is also regulated in several states as an insurance holding company.

The insurance regulatory framework has been placed under increased scrutiny by various states and by the National Association of Insurance Commissioners
(NAIC). Regulatory initiatives such as risk-based capital standards have been undertaken to identify inadequately capitalized companies and to reduce the risk of company insolvencies. The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards continue to be reviewed by the NAIC. LifeUSA's percentage of actual total adjusted capital to authorized control level risk-based capital is well in excess of regulatory requirements.

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

INVESTMENTS. As of March 31, 1997, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $1.92 billion, including $7.5 million in restricted deposits with state insurance authorities regulating LifeUSA. The following table summarizes the amortized cost, carrying and fair values of each investment category held at March 31 (dollars in thousands):

                                                   Amortized     % of       Carrying      % of        Fair         % of
                                                     Cost        Total       Value        Total       Value        Total
                                                  ----------    ------     ----------    ------     ----------    ------
Cash and cash equivalents                         $   38,106      1.97%    $   38,106      1.98%    $   38,106      1.99%
Government Treasury and Agency notes and bonds       104,105      5.37        103,393      5.37        105,609      5.52
Mortgage pass throughs                                40,710      2.10         40,570      2.11         40,570      2.12
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                                5,986      0.31          5,986      0.31          5,884      0.31
     CMO -- PACs                                     620,127     32.00        617,149     32.09        610,022     31.88
     CMO -- ADs                                       23,498      1.21         23,498      1.22         23,313      1.22
     CMO -- TACs                                      12,005      0.62         12,005      0.62         12,704      0.66
Investment grade corporate securities:
     AAA+ to AAA-                                     36,757      1.90         36,808      1.91         36,838      1.93
     AA+ to AA-                                      153,375      7.91        149,957      7.80        148,705      7.77
     A+ to A-                                        464,911     23.99        461,072     23.97        459,235     24.00
     BBB+ to BBB-                                    438,296     22.62        435,166     22.62        432,459     22.60
Non investment grade corporate securities               --        --             --        --             --        --
                                                  ----------    ------     ----------    ------     ----------    ------

Total cash and invested assets                    $1,937,876    100.00%    $1,923,710    100.00%    $1,913,445    100.00%
                                                  ==========    ======     ==========    ======     ==========    ======

As part of its asset and liability management practices, LifeUSA manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of March 31, 1997, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.72% and the weighted average yield on the assets backing liabilities was 7.47%. As of December 31, 1996, this weighted average credited interest rate was 4.74% and the weighted average yield on the assets backing liabilities was 7.48%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $6.6 million during the first quarter of 1997. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA's expected policyholder liabilities. Consistent with LifeUSA's asset and liability management practices, as of March 31, 1997, the effective duration of LifeUSA's fixed income securities was 5.90 years, compared to 5.88 years as of December 31, 1996.

The percentage of the total market value of the Company's portfolio that was comprised of investment grade corporate obligations was 56% at March 31, 1997. With each corporate security acquisition, LifeUSA's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard & Poor's Corporation.

The remainder of the Company's portfolio is comprised of government and government agency obligations. Government and government agency obligations are predominantly held in the form of Planned Amortization Class (PAC) Collateralized Mortgage Obligations (CMOs), the most conservative type of CMO issued. These CMOs are specifically structured to provide the highest degree of protection against swings in repayments caused primarily by changes in interest rates and have virtually no risk of default. These securities are well-suited to fund the payment of the liabilities they support.

Currently, the decision of the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that these asset types will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

As of March 31, 1997, the Company held 45%, or $852.1 million, of the total market value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA's products is the provision of bonuses to encourage policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

At March 31, 1997, the Company's shareholders' equity and book value per share were $168.7 million and $7.86, respectively, compared to $172.6 million and $8.23, respectively, at December 31, 1996. Excluding the effect of the net unrealized (loss) gain on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $177.4 million and $8.27, respectively, at March 31, 1997, compared to $169.3 million and $8.07, respectively, at December 31, 1996.

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



                                             Life USA HOLDING, INC.
                                          ----------------------------
                                                  (Registrant)



Date:  May 12, 1997

                                             /s/  Mark A. Zesbaugh
                                          ----------------------------
                                             Mark A. Zesbaugh
                                             Executive Vice President
                                             Chief Financial Officer