Form 10-Q
period 1997-06-30
LIFE USA HOLDING INC /MN/
filed 1997-08-12
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1997

Commission File No. 0-18485

                             Life USA HOLDING, INC.
             (Exact name of registrant as specified in its charter)


                  Minnesota                                 41-1578384
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                              Number)

Suite 95, Interchange North Building
300 South Highway 169
Minneapolis, Minnesota                                               55426
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including
area code:                                                       (612) 546-7386

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at June 30, 1997
          -----------------                   ----------------------------
     Common Stock,                                      21,609,406
     Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended June 30, 1997


                                    I N D E X

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet (Unaudited)
              June 30, 1997 and December 31, 1996............................3-4

              Condensed Consolidated Statement of Income
              (Unaudited) Three months and six months ended
              June 30, 1997 and June 30, 1996..................................5

              Condensed Consolidated Statement of Cash Flows
              (Unaudited) Six months ended June 30, 1997
              and June 30, 1996................................................6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)....................................................7-8

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................9-21

PART II.  OTHER INFORMATION:

   Item 1.    Legal Proceedings...............................................22
   Item 2.    Changes in Securities...........................................22
   Item 3.    Defaults Upon Senior Securities.................................22
   Item 4.    Submission of Matters to a Vote of Security Holders.............22
   Item 5.    Other Information...............................................23
   Item 6.    Exhibits and Reports on Form 8-K................................23

SIGNATURES:...................................................................24

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                             June 30,      December 31,
                                                               1997           1996
                                                            ----------     ----------
ASSETS

Investments:

   Fixed maturity investments:

     Available for sale, at fair value (amortized cost:
       $894,849 at June 30, 1997 and $864,400 at
       December 31, 1996)                                   $  902,487     $  878,279

     Held to maturity, at amortized cost (fair value:
       $1,072,398 at June 30, 1997 and $1,013,761 at
       December 31, 1996)                                    1,060,515      1,003,197

   Policy loans                                                 26,416         23,908
                                                            ----------     ----------

     Total investments                                       1,989,418      1,905,384

Cash and cash equivalents                                       42,735         20,989

Accrued investment income                                       29,301         27,834

Future policy benefits recoverable and amounts due
   from reinsurers                                           2,295,733      2,179,999

Deferred policy acquisition costs                              222,183        212,138

Other assets                                                    42,861         40,379
                                                            ----------     ----------

                                                            $4,622,231     $4,386,723
                                                            ==========     ==========

See accompanying notes.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                June 30,       December 31,
                                                                  1997             1996
                                                              -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                     $ 4,281,027      $ 4,078,621
   Other policyholders' funds                                      13,072            5,381
   Amounts due reinsurers                                          36,415           23,605
   Accrued commissions to agents                                    7,277           10,243
   Taxes, licenses and fees payable                                16,614           17,868
   Accounts payable                                                 4,262            6,967
   Convertible subordinated debentures                             36,030           36,030
   Deferred income taxes                                           11,973           12,924
   Other liabilities                                               29,403           22,469
                                                              -----------      -----------

       Total liabilities                                        4,436,073        4,214,108

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                                    --               --
   Common stock, $.01 par value; 45,000,000
     shares authorized, 21,609,406 issued and
     outstanding (20,953,517 shares at December 31, 1996)             216              210
   Common stock to be issued, 24,757 shares
     (21,384 shares at December 31, l996)                             419              357
   Additional paid-in capital                                      92,924           86,474
   Notes receivable from stock sales                               (5,643)          (3,888)
   Net unrealized gain on fixed maturity
     investments - available for sale                               1,782            3,335
   Retained earnings                                               96,460           86,127
                                                              -----------      -----------

       Total shareholders' equity                                 186,158          172,615
                                                              -----------      -----------

                                                              $ 4,622,231      $ 4,386,723
                                                              ===========      ===========

See accompanying notes

                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended June 30,       Six months ended June 30,
                                                             1997            1996              1997            1996
                                                         -----------     ------------      -----------     -----------
Revenues:
   Policyholder charges                                  $    12,853     $     12,763      $    24,655     $    23,847
   Net investment income                                      35,278           31,644           69,584          62,571
   Net realized gains (losses) on investments                      -               (8)           1,234           1,671
   Commissions and expense allowances, net                    43,649           32,932           75,028          62,749
   Other                                                          36               98              667             145
                                                         -----------     ------------      -----------     -----------

       Total revenues                                         91,816           77,429          171,168         150,983

Benefits and expenses:
   Interest credited to policyholder account values           26,612           24,253           52,857          48,484
   Other benefits to policyholders                             5,569            4,680           10,468           9,349
   Amortization of deferred policy acquisition costs           7,448            6,743           14,029          12,911
   Commissions                                                25,567           19,167           43,541          36,318
   Taxes, licenses and fees                                    1,363            1,100            1,932           2,337
   Operating expenses                                         16,509           12,536           31,513          25,311
                                                         -----------     ------------      -----------     -----------

       Total benefits and expenses                            83,068           68,479          154,340         134,710
                                                         -----------     ------------      -----------     -----------

Income before income taxes                                     8,748            8,950           16,828          16,273

Income taxes                                                   3,417            3,284            6,352           5,986
                                                         -----------     ------------      -----------     -----------

Net income                                               $     5,331     $      5,666      $    10,476     $    10,287
                                                         ===========     ============      ===========     ===========

Income per common and common equivalent share:
   Primary                                               $       .23     $        .25      $       .45     $       .46
                                                         ===========     ============      ===========     ===========

   Fully diluted                                         $       .23     $        .25      $       .45     $       .46
                                                         ===========     ============      ===========     ===========

Number of shares used in per share calculation:
   Primary                                                24,389,155       23,349,003       24,253,382      23,126,263
   Fully diluted                                          24,613,383       23,373,323       24,364,418      23,138,417


See accompanying notes.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six months ended June 30,
                                                                1997           1996
                                                             ---------      ---------
Cash flows from operating activities:
   Net income                                                $  10,476      $  10,287
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Accretion of discount on investments, net                (1,249)        (1,033)
       Net realized gains on investments                        (1,234)        (1,671)
       Policy acquisition costs deferred                       (20,222)       (18,839)
       Amortization of deferred policy acquisition costs        14,029         12,911
       Other changes                                            17,743        (12,677)
                                                             ---------      ---------
Net cash provided by (used in) operating activities             19,543        (11,022)


Cash flows from investing activities:
  Fixed maturity investments-available for sale:
     Purchases                                                 (68,476)       (90,886)
     Proceeds from sales                                        33,504         37,682
     Proceeds from maturities and principal payments
       on mortgage-backed securities                             5,970          4,069
   Fixed maturity investments-held to maturity:
     Purchases                                                 (63,980)       (41,340)
     Proceeds from maturities and principal payments
       on mortgage-backed securities                             7,698          4,181
   Investments in and loans to field marketing
     organizations                                              (4,998)             -
                                                             ---------      ---------
Net cash used in investing activities                          (90,282)       (86,294)


Cash flows from financing activities:
   Receipts from universal life and investment products        151,498        139,992
   Withdrawals on universal life and investment products      (124,543)       (99,721)
   Interest credited to policyholder account values             52,857         48,484
   Other financing activities                                   12,673          7,881
                                                             ---------      ---------
Net cash provided by financing activities                       92,485         96,636
                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents            21,746           (680)

Cash and cash equivalents at beginning of the period            20,989         33,222
                                                             ---------      ---------

Cash and cash equivalents at end of the period               $  42,735      $  32,542
                                                             =========      =========

See accompanying notes.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at June 30, 1997 and the related condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 1997 and 1996, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1996 is derived from the audited balance sheet as of that date.

2. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1996 consolidated financial statements.

4. The net unrealized gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                       June 30,     December 31,
                                                         1997          1996
                                                       -------       --------
       Gross unrealized gain on fixed maturity
         investments - available for sale              $ 7,638       $ 13,879

       Adjustments for:
         Deferred tax liability                         (2,673)        (4,858)
         Deferred policy acquisition costs              (4,896)        (8,748)
         Deferred tax asset                              1,713          3,062
                                                       -------       --------

       Net unrealized gain on fixed maturity
         investments - available for sale              $ 1,782       $  3,335
                                                       =======       ========

5. In 1996, the Company introduced a single premium deferred annuity product with a portion of the policy annuitization value defined by the growth in the Standard & Poor's 500 Index over a seven-year term. To provide for these benefits, the Company has purchased option contracts which match the term and expected persistency of the policies sold. These options are reported at fair value in other assets on the consolidated balance sheet. Unrealized gains and losses on the contracts are recorded in other revenues to offset the expense of increases in the future policy benefits liability for the index benefit.

       The Financial Accounting Standards Board (FASB) has issued an exposure draft, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the options owned by the Company, used as hedges against changes in the fair value of specified assets or liabilities. The Company's use of option contracts to hedge against increases in the future policy benefits liability and the

       Company's accounting treatment of these contracts fully meets the criteria for fair value hedge accounting defined in this exposure draft. A final statement from the FASB could be issued by the end of 1997. The Company's accounting treatment is also consistent with the fair value treatment prescribed by Statement of Financial Accounting Standards
       (SFAS) No. 80, "Accounting for Futures Contracts" for hedges of liabilities carried at fair value.

6. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 will replace primary earnings per share with basic earnings per share. Basic earnings per share is calculated using actual weighted average shares outstanding and excludes the effects of common stock equivalents currently used in the primary earnings per share calculation. The Company expects basic earnings per share to be higher than previously reported primary earnings per share because of this difference in calculation. SFAS No. 128 also replaces fully diluted earnings per share with diluted earnings per share. The Company does not expect diluted earnings per share to differ from fully diluted earnings per share.

7. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the first quarter of 1998. Because the statement is merely a change in presentation, the Company does not expect the adoption of this statement to have any impact on the amount of net income, earnings per share or total shareholders' equity reported.

8. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. Currently, the Company considers its insurance operations to be its only material operating segment. The Company is in the process of defining additional business segments and developing allocation methods to assess their performance. Once the process is completed, additional disclosures will be provided in accordance with SFAS No. 131.

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

During 1996, the Company formed two wholly-owned subsidiaries: LifeUSA Securities and LifeUSA Marketing. LifeUSA Securities has received approval from the National Association of Securities Dealers, Inc. as a retail broker-dealer to market a family of LifeUSA mutual funds established through a joint-venture agreement with a $16 billion asset management firm and distributes variable life insurance and annuity contracts on a wholesale basis. LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national field marketing organizations. The results of operations and financial condition of LifeUSA Securities and LifeUSA Marketing, both individually and in the aggregate, are not material to the 1997 or 1996 consolidated financial statements of the Company. Therefore, the analysis that follows will focus primarily on the Company and LifeUSA.

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

Effective October 1, 1995, LifeUSA began ceding 75% of its new life insurance and annuity business to the reinsurers and assuming 25% of the new life insurance and annuity business produced by its agents for Allianz Life. For comparative purposes, LifeUSA's net retention (the percentage of new life insurance and annuity business retained by LifeUSA and assumed by LifeUSA from Allianz Life) was a constant 25% throughout 1996 and the first two quarters of 1997. LifeUSA receives commissions and expense allowances on business ceded to the Reinsurers.

The following table shows LifeUSA's life insurance and annuity in force information at June 30, 1997 and December 31, 1996 (in millions):

                                              June 30, 1997   December 31, 1996
Life insurance account values:
  All policies produced by LifeUSA agents (1)   $  280.1          $  260.1
  Direct and assumed business (2)                  240.7             223.4
  Net of reinsurance (3)                            92.3              85.5

Life insurance face amounts:
  All policies produced by LifeUSA agents (1)    8,116.4           8,204.2
  Direct and assumed business (2)                7,043.9           7,132.5
  Net of reinsurance (3)                         2,332.8           2,385.2

Annuity account values:
  All policies produced by LifeUSA agents (1)    5,108.2           4,876.7
  Direct and assumed business (2)                3,593.5           3,496.3
  Net of reinsurance (3)                         1,695.5           1,655.5

-------------------------
(1) Includes all policies produced by LifeUSA agents, including policies produced by LifeUSA agents for Allianz Life.

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

From its inception through March 31, 1997, the Company issued its common stock, convertible debentures or granted options to purchase its common stock to Field Marketing Organizations (FMOs) and agents as production bonuses. Management believed that in the early years of the Company these forms of equity participation provided agents with additional incentives to place profitable business with LifeUSA, to encourage policyholder persistency and to seek good underwriting risks for LifeUSA. From 1992 through March 31, 1997, stock options were granted to FMOs and agents at an exercise price which was equal to the greater of $10.00 per share or 150% of the average closing bid price for the Company's common stock for the twenty trading days immediately preceding the end of the quarter for which the stock option was granted. The Company discontinued the granting of stock options as production bonuses following the calendar quarter ended March 31, 1997. Management currently believes that the Company's entire agent compensation package, which includes LifeUSA's standard cash commissions, annual cash production bonuses for major producers and Producer Perks Certificates which are redeemable for merchandise and earned by achieving certain levels of production, along with Life USA's proven service and product offerings, continue to encourage strong agent participation.

RESULTS OF OPERATIONS

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including premiums and deposits on policies produced by LifeUSA agents for Allianz Life, were $319.6 million and $258.6 million in the second quarter of 1997 and 1996, respectively, an increase of 24%. Total collected premiums and deposits were $554.6 million and $482.5 million for the first six months, respectively, an increase of 15%. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable three- and six-month periods (in thousands):

                                                                  Three months ended June 30,  Six months ended June 30,
                                                                    ----------------------      ----------------------
                                                                      1997          1996          1997          1996
                                                                    --------      --------      --------      --------
Collected Premiums and Deposits (1):
    LifeUSA:
       Life:
         First year                                                 $  2,032      $  3,423      $  4,422      $  7,301
         Single and renewal                                           12,992        12,037        26,201        24,134
                                                                    --------      --------      --------      --------
            Total Life                                                15,024        15,460        30,623        31,435
       Annuities                                                     136,368       162,302       234,509       297,222
                                                                    --------      --------      --------      --------
            Total LifeUSA collected premiums and deposits            151,392       177,762       265,132       328,657
    Allianz Life:
       Life:
         First year                                                      613           800         1,152         1,707
         Single and renewal                                            3,746         3,658         7,543         7,339
                                                                    --------      --------      --------      --------
            Total Life                                                 4,359         4,458         8,695         9,046
       Annuities                                                     163,816        76,411       280,781       144,815
                                                                    --------      --------      --------      --------
            Total Allianz Life collected premiums and deposits       168,175        80,869       289,476       153,861
                                                                    --------      --------      --------      --------
Total collected premiums and deposits                               $319,567      $258,631      $554,608      $482,518
                                                                    ========      ========      ========      ========


                                                                 Three months ended June 30,  Six months ended June 30,
                                                                   ----------------------      ----------------------
                                                                     1997          1996          1997          1996
                                                                   --------      --------      --------      --------
Premiums and Deposits Not Retained or Assumed (2):
    LifeUSA:
       Life:
         First year                                                $  1,524      $  2,192      $  3,318      $  4,512
         Single and renewal                                           8,414         7,821        16,920        15,805
                                                                   --------      --------      --------      --------
            Total Life                                                9,938        10,013        20,238        20,317
       Annuities                                                     99,984       117,811       170,961       214,080
                                                                   --------      --------      --------      --------
            Total LifeUSA premiums and deposits not retained        109,922       127,824       191,199       234,397
    Allianz Life:
       Life:
         First year                                                     460           540           864         1,094
         Single and renewal                                           2,202         2,131         4,413         4,281
                                                                   --------      --------      --------      --------
            Total Life                                                2,662         2,671         5,277         5,375
       Annuities                                                    120,709        54,672       206,634       102,754
                                                                   --------      --------      --------      --------
         Total Allianz Life premiums and deposits not assumed       123,371        57,343       211,911       108,129
                                                                   --------      --------      --------      --------
Total collected premiums and deposits not retained or assumed      $233,293      $185,167      $403,110      $342,526
                                                                   ========      ========      ========      ========


Retained or Assumed Premiums and Deposits (3):
    LifeUSA:
       Life:
         First year                                                 $   508       $ 1,231      $  1,104      $  2,789
         Single and renewal                                           4,578         4,216         9,281         8,329
                                                                    -------       -------      --------      --------
            Total Life                                                5,086         5,447        10,385        11,118
       Annuities                                                     36,384        44,491        63,548        83,142
                                                                    -------       -------      --------      --------
            Total LifeUSA retained premiums and deposits             41,470        49,938        73,933        94,260
    Allianz Life:
       Life:
         First year                                                     153           260           288           613
         Single and renewal                                           1,544         1,527         3,130         3,058
                                                                    -------       -------      --------      --------
            Total Life                                                1,697         1,787         3,418         3,671
       Annuities                                                     43,107        21,739        74,147        42,061
                                                                    -------       -------      --------      --------
            Total Allianz Life assumed premiums and deposits         44,804        23,526        77,565        45,732
                                                                    =======       =======      ========      ========
Total retained or assumed premiums and deposits                     $86,274       $73,464      $151,498      $139,992
                                                                    =======       =======      ========      ========

----------------------------
(1) Includes premiums and deposits related to all policies produced by LifeUSA agents, including policies produced by LifeUSA agents for Allianz Life.

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

REVENUES. Total revenues were $91.8 million and $77.4 million in the second quarter of 1997 and 1996, respectively, and $171.2 million and $151.0 million for the first six months of 1997 and 1996, respectively. The increases in total revenues of 19% for the quarter and 13% for the first six months were primarily due to the increase in net commissions and expense allowances associated with increased production of business not retained or assumed. Also contributing to the increase in revenues was the increase in net investment income generated by the growth of annuities in force and invested assets.

Increases in net investment income of 11% for the quarter and the first six months are attributable to increases in invested assets (fixed maturity investments and cash and cash equivalents) to $2.01 billion at June 30, 1997 from $1.79 billion at June 30, 1996. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.42% at both June 30, 1997 and 1996.

In accordance with generally accepted accounting principles, net realized gains (losses) on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three and six months ended June 30, 1997 and 1996 (dollars in thousands, except per share amounts):

                                                          Three months ended June 30,          Six months ended June 30,
                                                        ------------------------------     ------------------------------
                                                                1997             1996              1997             1996
                                                        -------------    -------------     -------------    -------------
Net realized gains (losses) on investments              $        -       $        (8)      $     1,234      $     1,671
Increase (decrease) in:
   Amortization of deferred policy acquisition costs             -                (3)              453              615
   Other benefits to policyholders                               -                (2)              324              443
                                                        -------------    -------------     -------------    -------------
Income before income taxes                                       -                (3)              457              613
Income taxes                                                     -                (1)              164              228
                                                        -------------    -------------     -------------    -------------
Net income                                              $        -       $        (2)      $       293      $       385
                                                        =============    =============     =============    =============

Earnings per share                                      $        -       $         -       $       .01      $       .02
                                                        =============    =============     =============    =============


Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life increased 33%, or $10.7 million, in the second quarter of 1997 compared to 1996 and 20%, or $12.3 million, in the first six months of 1997 compared to 1996. Through the first six months of 1997, 48% of total collected premiums and deposits were from LifeUSA policies and 52% of total collected premium and deposits were from Allianz Life policies. Of the total collected premiums and deposits through the first six months of 1996, 68% were from LifeUSA policies and 32% were from Allianz Life policies. The Company earns service fees on all Allianz Life policies produced, and earns commission and expense allowances on the portion of LifeUSA policies not retained.

The following table shows the amounts of net commissions and expense allowances for the comparable quarters and six-month periods ended June 30, 1997 and 1996 (in thousands):

                                                 Three months ended June 30,    Six months ended June 30,
                                                     1997           1996           1997           1996
                                                   --------       --------       --------       --------
   LifeUSA:
     Life:
       First year                                  $  1,881       $  2,657       $  3,912       $  5,437
       Single and renewal                             1,370          1,293          2,754          2,610
                                                   --------       --------       --------       --------
         Total Life                                   3,251          3,950          6,666          8,047
     Annuities                                       15,869         17,213         26,894         31,991
                                                   --------       --------       --------       --------
   Total LifeUSA                                     19,120         21,163         33,560         40,038

   Allianz Life:
     Life:
       First year                                       595            851          1,169          1,764
       Single and renewal                               530            573          1,071          1,138
                                                   --------       --------       --------       --------
         Total Life                                   1,125          1,424          2,240          2,902
     Annuities                                       23,648         10,436         39,707         20,092
                                                   --------       --------       --------       --------
   Total Allianz Life                                24,773         11,860         41,947         22,994

Lapse policy chargebacks                               (244)           (91)          (479)          (283)
                                                   --------       --------       --------       --------

Total commissions and expense allowances, net      $ 43,649       $ 32,932       $ 75,028       $ 62,749
                                                   ========       ========       ========       ========

------------------------------
The above table includes commissions and expense allowances related to LifeUSA policies that have been ceded by LifeUSA to the Reinsurers and service fees related to policies produced by LifeUSA agents for Allianz Life.

The Company pays a lapse policy chargeback to the Reinsurers when a life insurance policy that has been ceded lapses before the end of 15 months. The chargeback paid for each policy is equal to the excess of the allowances received over the premiums received.

Reference is made to Note 2 (Reinsurance) to the December 31, 1996 consolidated financial statements for further details regarding the Company's reinsurance agreements.

BENEFITS AND EXPENSES. Total benefits and expenses were $83.1 million and $68.5 million in the second quarter of 1997 and 1996, respectively, and $154.3 million and $134.7 million for the first six months of 1997 and 1996, respectively. The increases in total benefits and expenses of 21% for the quarter and 15% for the first six months were primarily due to growth in and maturity of annuities in force and the Company's national advertising campaign.

Increases in interest credited to policyholder account values of 10%, or $2.4 million, and other benefits to policyholders of 19%, or $900,000, in the second quarter of 1997 compared to the second quarter of 1996, were primarily due to growth of annuities in force. For the first six months of 1997 compared to 1996, interest credited increased 9%, or $4.4 million, and other benefits to policyholders increased 12%, or $1.1 million, for the same reason.

Amortization of deferred policy acquisition costs increased 10%, or $700,000, in the second quarter of 1997 as compared to 1996 and 9%, or $1.0 million, for the first six months of 1997 compared to 1996. This reflects the combination of an increase in gross profits due to a growing, more mature block of in force business, partially offset by a reduced impact of the amortization of deferred policy acquisition costs generated by the net realized gains on investments described above. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 33%, or $6.4 million, in the second quarter of 1997 compared to 1996 and 20%, or $7.2 million, for the first six months of 1997 compared to 1996. These increases were due to an increase in total collected premiums and deposits discussed above and a change in the mix of deferred annuity products sold, both of which were partially offset by the decline in collected first year life premiums which receive the highest commission rates paid by LifeUSA.

Taxes, licenses and fees increased 24% in the second quarter of 1997 compared to 1996 due to premium taxes on increased collected premiums and deposits. Taxes, licenses and fees decreased 17%, or $400,000, through the first six months of 1997 compared to 1996. This decrease was primarily due to recoveries in the first quarter of 1997 of guaranty fund assessments and state income taxes paid in 1996.

Operating expenses increased 32%, or $4.0 million, in the second quarter of 1997 compared to 1996 and 25%, or $6.2 million, for the first six months of 1997 compared to 1996. These increases were primarily due to the growth of LifeUSA's annuity in force business and expenditures for a national advertising and sales promotion campaign launched during the first quarter of 1997 and substantially completed by June 30, 1997.

Income taxes were $3.4 million in the second quarter of 1997 and $3.3 million in the second quarter of 1996. For the first six months, income taxes increased 6%, or $400,000, in 1997 compared to 1996. The effective income tax rates for the first six months of 1997 and 1996 were 37.8% and 36.8%, respectively.

NET INCOME. Net income was $5.3 million and $5.7 million in the second quarter of 1997 and 1996, respectively. Earnings per share was $.23 and $.25 in the second quarter of 1997 and 1996, respectively, which represents a decrease of 8% and includes an increase in total common and common equivalent shares of 1.2 million since the second quarter of 1996. Net income was $10.5 million and $10.3 million ($.45 and $.46 per share) for the first six months of 1997 and 1996, respectively.

The following table summarizes the operating highlights for the three months and six months ended June 30, 1997 and 1996:

                                                                                Three months ended June 30,
                                                                     -----------------------------------------------
                                                                              1997                      1996
                                                                     --------------------       --------------------
                                                                      Income         EPS         Income         EPS
                                                                     --------       -----       --------       -----
Consolidated net income and earnings per share                       $  5,331       $0.23       $  5,666       $0.25

Adjustments to arrive at consolidated net operating income (1):
   Net realized losses on investments                                       -           -              2        0.00
   Tax liability for prior years' activity                                700        0.03              -           -
   Charges for state guaranty fund assessments                             54        0.00            167        0.01
                                                                     --------       -----       --------       -----

Consolidated net operating income and earnings per share                6,085        0.26          5,835        0.26

Impact of expenses associated with 1997 national
  advertising campaign                                                  1,174        0.05              -           -
                                                                     --------       -----       --------       -----

Consolidated net operating income and earnings per share
   excluding impact of expenses associated with national
   advertising campaign                                              $  7,259       $0.31       $  5,835       $0.26
                                                                     ========       =====       ========       =====


                                                                                Six months ended June 30,
                                                                     -----------------------------------------------
                                                                              1997                       1996
                                                                     --------------------       --------------------
                                                                      Income         EPS         Income         EPS
                                                                     --------       -----       --------       -----

Consolidated net income and earnings per share                       $ 10,476       $0.45       $ 10,287       $0.46

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                     (293)      (0.01)          (385)      (0.02)
   Tax liability for prior years' activity                                700        0.03              -           -
   Charges (credits) for state guaranty fund assessments                  (56)       0.00            334        0.02
                                                                     --------       -----       --------       -----

Consolidated net operating income and earnings per share               10,827        0.47         10,236        0.46

Impact of expenses associated with 1997 national
  advertising campaign                                                  1,954        0.08              -           -
                                                                     --------       -----       --------       -----

Consolidated net operating income and earnings per share
   excluding impact of expenses associated with national
   advertising campaign                                              $ 12,781       $0.55       $ 10,236       $0.46
                                                                     ========       =====       ========       =====

---------------------------
(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains (losses) on investments and the corresponding increases (decreases) in amortization of deferred policy acquisition costs and other benefits to policyholders (ii) tax liability for prior years' activity and (iii) charges (credits) for state guaranty fund assessments.

LIQUIDITY AND CAPITAL RESOURCES

Through June 1997, the Company's primary sources of cash were (i) service fees received by the Company for business produced by LifeUSA's agents for Allianz Life, (ii) management fees from LifeUSA, (iii) proceeds remaining from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, (iv) interest earned on invested assets, (v) a dividend of $2.5 million paid by LifeUSA in the first quarter of 1997, and (vi) issuance of shares upon exercise of common stock options. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA through management fees. LifeUSA is expected to have sufficient cash to provide reimbursement through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

The Company has entered into an agreement with two of its Reinsurers which provides a long-term line of credit in the amount of $50 million. Funds drawn against the line of credit can be used to fund certain investments and acquisitions which the Company may make, capital contributions to LifeUSA or capital expenditures. On July 15, 1997, the Company borrowed $5.0 million under this line of credit. The Company has no other borrowings under this agreement.

The Company's cash needs consist of (i) potential capital contributions to LifeUSA to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA agents and to provide LifeUSA sufficient capital and surplus to maintain adequate capital ratios, (ii) commission advances to agents, (iii) payment of interest on the Company's convertible subordinated debentures and borrowings under the line of credit,
(iv) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA's existing agents and expand the size of LifeUSA's field force, and (v) investments in and additional purchase payments to marketing organizations expected to increase premium production volume for LifeUSA. Management believes that the combination of (i) the statutory profits generated by LifeUSA on the mature business which it has retained or assumed,
(ii) the $3 million in proceeds that remained at June 30, 1997 from the $30 million convertible subordinated debenture issued to Allianz Life in February 1995, (iii) the availability of $45 million under the $50 million line of credit from two of its Reinsurers, (iv) cash generated by operations, and (v) dividends from LifeUSA, will provide sufficient capital resources to support the capital needs of LifeUSA and meet all the Company's cash needs in the ordinary course of business through 1997, based on currently anticipated life insurance and annuity sales and on the continuation of the current level of net retention and acceptable reinsurance arrangements. Investments by the Company in additional marketing organizations may require additional capital during 1997.

For LifeUSA to retain or assume life insurance and annuity business, LifeUSA must maintain a sufficient level of statutory capital and surplus as established by the regulatory authorities in the jurisdictions where LifeUSA is licensed to do business. As LifeUSA retains and assumes business, it is required to expense commissions and other policy issuance costs for statutory accounting purposes and to establish statutory reserves for policy benefits, thereby creating a statutory loss and reducing statutory surplus in the first year of the policy. The anticipated profits from the retained or assumed business are realized over the remaining period that the policies are in force. The maturity of LifeUSA's retained and assumed business first produced statutory net income during 1995.

LifeUSA produced a statutory net income of $6.8 million during the first six months of 1997 compared to $6.9 million during the first six months of 1996. As a result, the Company did not make capital contributions to LifeUSA during the first six months of 1997. As of June 30, 1997, LifeUSA had statutory capital and surplus for regulatory purposes of $90.3 million compared to $87.3 million at December 31, 1996. Assuming continuation of the current level of net retention and the expected level of life insurance and annuity business produced by LifeUSA agents, LifeUSA expects to continue to satisfy statutory capital and surplus requirements for 1997 primarily through statutory profits on its mature block of retained inforce business. In the future the Company may alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

The Company has developed a strategy to generate additional premium production from LifeUSA's existing agents and from new production sources by making loans to or investing in marketing organizations and by recruiting new marketing organizations to sell its products. The amount of any loan or investment relates to the revenue currently generated by the marketing organization and the projected increase in business produced for LifeUSA by the marketing organization. To date, the Company has made loans to marketing organizations that accounted for 35% of the Company's life insurance and annuity production during the first six months of 1997. The loans include incentives of possible interest and principal forgiveness for achieving increased production.

In August 1996, LifeUSA Marketing acquired Tax Planning Seminars, a national marketing organization that had been contracted with LifeUSA for seven years. In addition, LifeUSA Marketing acquired an equity interest in Creative Marketing International Corporation (CMIC) in November 1996, Personalized Brokerage Services, Inc. (PBS) in May 1997 and Ann Arbor Annuity Exchange (AAAE) in July 1997. CMIC and PBS are national marketing organizations that had not been contracted previously with LifeUSA; AAAE's 1996 production with LifeUSA was not significant. The CMIC, PBS and AAAE acquisition agreements contain certain provisions which could require LifeUSA Marketing to purchase part or all of the remaining equity interests.

In addition, during the first quarter of 1997, LifeUSA signed marketing agreements with 15 national marketing organizations to market LifeUSA life insurance and annuity products for the first time. There can be no assurances that the Company's premium volume or income will be enhanced by the loans to or investments in marketing organizations or by the contracting of new national marketing organizations.

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

The NAIC has also considered changes in the model laws for nonforfeiture values of life insurance and deferred annuity products. Since 1994, LifeUSA has made presentations to and had discussions with the Life/Health Actuarial Task Force of the NAIC, which is responsible for developing new model laws and regulations which affect statutory actuarial items and nonforfeiture values. LifeUSA demonstrated that its two-tier products use longer term, higher yielding investments to provide higher retirement values to policyholders, while decreasing disintermediation and solvency risks to LifeUSA. Although it is possible that the NAIC may adopt new model laws addressing nonforfeiture values in the future, such adoption is not currently anticipated to have a significant impact on LifeUSA.

NAIC committees are also considering a new annuity illustration model regulation, a new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products. The Company is monitoring these developments and no significant impact is anticipated at this time.

In December 1995, the NAIC passed a model regulation for disclosure in life insurance policy illustrations. A number of states either have adopted the model regulation whose effective date is January 1, 1997 or are in the process of adopting the model regulation. LifeUSA has already completed the certification process required by the model regulation. This regulation has not had and is not anticipated to have a significant impact on LifeUSA.

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

INVESTMENTS. As of June 30, 1997, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.01 billion, including $7.5 million in restricted deposits with state insurance authorities regulating LifeUSA. The following table summarizes the amortized cost, carrying and fair values of each investment category held at June 30, 1997 (dollars in thousands):

                                                  Amortized      % of        Carrying        % of         Fair          % of
                                                    Cost         Total        Value          Total        Value         Total
                                                 ----------   ----------    ----------    ----------    ----------   ----------
Cash and cash equivalents                        $   42,735         2.14%   $   42,735          2.13%   $   42,735         2.12%
Government Treasury and Agency notes and bonds      104,447         5.23       105,620          5.27       108,938         5.40
Mortgage pass throughs                               40,050         2.00        40,844          2.04        40,844         2.02
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                               5,697         0.29         5,697          0.28         5,683         0.28
     CMO -- PACs                                    615,985        30.83       615,807         30.69       619,292        30.70
     CMO -- ADs                                      23,511         1.18        23,511          1.17        23,894         1.18
     CMO -- TACs                                     11,999         0.60        11,999          0.60        12,858         0.64
Investment grade corporate securities:
     AAA+ to AAA-                                    36,758         1.84        36,902          1.84        37,797         1.87
     AA+ to AA-                                     151,297         7.57       150,138          7.49       150,410         7.45
     A+ to A-                                       515,365        25.79       518,841         25.87       520,877        25.82
     BBB+ to BBB-                                   450,256        22.53       453,643         22.62       454,292        22.52
Non investment grade corporate securities                 -            -             -             -             -            -
                                                 ----------   ----------    ----------    ----------    ----------   ----------

Total cash and invested assets                   $1,998,100       100.00%   $2,005,737        100.00%   $2,017,620       100.00%
                                                 ==========   ==========    ==========    ==========    ==========   ==========


As part of its asset and liability management practices, LifeUSA manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of June 30, 1997, the weighted average credited interest rate for deferred annuities and life insurance policies was 5.00% and the weighted average yield on the assets backing liabilities was 7.44%. As of December 31, 1996, this weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.48%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $13.8 million during the first six months of 1997. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA's expected policyholder liabilities. Consistent with LifeUSA's asset and liability management practices, as of June 30, 1997, the effective duration of LifeUSA's fixed income securities was 5.83 years, compared to 5.88 years as of December 31, 1996.

The percentage of the total market value of the Company's portfolio that was comprised of investment grade corporate obligations was 58% at June 30, 1997. With each corporate security acquisition, LifeUSA's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard & Poor's Corporation.

The remainder of the Company's portfolio is comprised of government and government agency obligations. Government and government agency obligations are primarily held in the form of Planned Amortization Class (PAC) Collateralized Mortgage Obligations (CMOs), the most conservative type of CMO issued. These CMOs are specifically structured to provide the highest degree of protection against swings in repayments caused primarily by changes in interest rates and have virtually no risk of default. These securities are well-suited to fund the payment of the liabilities they support.

Currently, the decision of the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that these asset types will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

As of June 30, 1997, the Company held 46%, or $902.5 million, of the total market value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA's products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

At June 30, 1997, the Company's shareholders' equity and book value per share were $186.2 million and $8.60, respectively, compared to $172.6 million and $8.23, respectively, at December 31, 1996. Excluding the effect of the net unrealized gain on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $184.4 million and $8.52, respectively, at June 30, 1997, compared to $169.3 million and $8.07, respectively, at December 31, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 14, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon at the meeting:

                                                              Votes          Votes          Votes        Broker
                                                                For      Abstained        Against      Non-Vote
                                                         ----------      ---------      ---------      --------
1)     To elect the following persons as Directors:

       Hugh Alexander                                    18,600,988      1,032,878             --            --
       Jack H. Blaine                                    18,601,007      1,032,859             --            --
       Margery G. Hughes                                 18,601,007      1,032,859             --            --
       Barbara J. Lautzenheiser                          18,601,007      1,032,859             --            --
       Robert W. MacDonald                               18,600,432      1,033,434             --            --
       Daniel J. Rourke                                  18,599,853      1,034,013             --            --
       Ralph Strangis                                    18,600,737      1,033,129             --            --
       Donald J. Urban                                   18,600,917      1,032,949             --            --
       Mark A. Zesbaugh                                  18,600,233      1,033,633             --            --

2)     To increase the number of shares of the
       Company's Common Stock reserved for
       issuance under the Stock Option Plan by
       1,000,000 shares to 4,000,000 shares              14,919,043        533,117      3,927,297       254,409

3)     To ratify the appointment of Ernst & Young
        LLP as the independent auditors for the
        Company for the year 1997                        19,527,935         41,783         64,148            --


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



                                                 Life USA HOLDING, INC.
                                                       (Registrant)



Date:  August 12, 1997

                                                 /s/  Mark A. Zesbaugh
                                                 -----------------------------
                                                 Mark A. Zesbaugh
                                                 Executive Vice President
                                                 Chief Financial Officer