Form 10-Q
period 1997-09-30
LIFE USA HOLDING INC /MN/
filed 1997-11-12
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1997

Commission File No. 0-18485

                             Life USA HOLDING, INC.
             (Exact name of registrant as specified in its charter)


               Minnesota                                41-1578384
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

Suite 95, Interchange North Building
300 South Highway 169
Minneapolis, Minnesota                                    55426
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code:                                            (612) 546-7386



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                    Outstanding at September 30, 1997
            --------------                ---------------------------------
 Common Stock,                                        21,989,138
 Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                 for the Third Quarter Ended September 30, 1997


                                    I N D E X

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

              Condensed Consolidated Balance Sheet (Unaudited)
              September 30, 1997 and December 31, 1996.....................3-4

              Condensed Consolidated Statement of Income
              (Unaudited) Three months and nine months ended
              September 30, 1997 and September 30, 1996......................5

              Condensed Consolidated Statement of Cash Flows
              (Unaudited) Nine months ended September 30, 1997
              and September 30, 1996.........................................6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)..................................................7-8

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................9-31

PART II.  OTHER INFORMATION:

   Item 1.    Legal Proceedings.............................................32
   Item 2.    Changes in Securities.........................................32
   Item 3.    Defaults Upon Senior Securities...............................32
   Item 4.    Submission of Matters to a Vote of Security Holders...........32
   Item 5.    Other Information..........................................33-34
   Item 6.    Exhibits and Reports on Form 8-K..............................34

SIGNATURES:.................................................................35

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)


                                                            September 30,   December 31,
                                                                    1997           1996
                                                              ----------     ----------
ASSETS

Investments:

   Fixed maturity investments:

     Available for sale, at fair value (amortized cost:
       $854,111 at September 30, 1997 and $864,400 at
       December 31, 1996)                                     $  878,744     $  878,279

     Held to maturity, at amortized cost (fair value:
       $1,214,351 at September 30, 1997 and $1,013,761 at
       December 31, 1996)                                      1,183,501      1,003,197

   Policy loans                                                   27,922         23,908
                                                              ----------     ----------

     Total investments                                         2,090,167      1,905,384

Cash and cash equivalents                                         57,014         20,989

Accrued investment income                                         29,167         27,834

Future policy benefits recoverable and amounts due
   from reinsurers                                             2,474,468      2,179,999

Deferred policy acquisition costs                                218,262        212,138

Other assets                                                      44,233         40,379
                                                              ----------     ----------

                                                              $4,913,311     $4,386,723
                                                              ==========     ==========


See accompanying notes.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                             September 30,     December 31,
                                                                     1997             1996
                                                              -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                     $ 4,538,111      $ 4,078,621
   Other policyholders' funds                                      13,869            5,381
   Amounts due reinsurers                                          37,216           23,605
   Accrued commissions to agents                                   10,104           10,243
   Taxes, licenses and fees payable                                17,119           17,868
   Accounts payable                                                 4,938            6,967
   Convertible subordinated debentures                             36,030           36,030
   Deferred income taxes                                           14,210           12,924
   Other liabilities                                               37,786           22,469
                                                              -----------      -----------

       Total liabilities                                        4,709,383        4,214,108

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                                  --               --
   Common stock, $.01 par value; 45,000,000
     shares authorized, 21,989,138 issued and
     outstanding (20,953,517 shares at December 31, 1996)             220              210
   Common stock to be issued, 43,791 shares
     (21,384 shares at December 31, l996)                             662              357
   Additional paid-in capital                                      96,728           86,474
   Notes receivable from stock sales                               (5,643)          (3,888)
   Net unrealized gain on fixed maturity
     investments - available for sale                               6,157            3,335
   Retained earnings                                              105,804           86,127
                                                              -----------      -----------

       Total shareholders' equity                                 203,928          172,615
                                                              -----------      -----------

                                                              $ 4,913,311      $ 4,386,723
                                                              ===========      ===========


See accompanying notes.

                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                        Three months ended September 30,   Nine months ended September 30,
                                                          ----------------------------      ----------------------------
                                                                 1997             1996             1997             1996
                                                          -----------      -----------      -----------      -----------
Revenues:
   Policyholder charges                                   $    12,535      $    11,291      $    37,191      $    35,138
   Net investment income                                       36,795           32,948          106,379           95,519
   Net realized gains on investments                            2,837             --              4,071            1,671
   Commissions and expense allowances, net                     54,471           39,527          129,499          102,275
   Other                                                          549              266            1,215              412
                                                          -----------      -----------      -----------      -----------

       Total revenues                                         107,187           84,032          278,355          235,015

Benefits and expenses:
   Interest credited to policyholder account values            27,691           25,120           80,548           73,604
   Other benefits to policyholders                              6,934            4,571           17,402           13,920
   Amortization of deferred policy acquisition costs            7,430            5,660           21,460           18,571
   Commissions                                                 33,301           23,149           76,842           59,467
   Taxes, licenses and fees                                     1,315            1,186            3,246            3,523
   Operating expenses                                          15,127           13,670           46,640           38,980
                                                          -----------      -----------      -----------      -----------

       Total benefits and expenses                             91,798           73,356          246,138          208,065
                                                          -----------      -----------      -----------      -----------

Income before income taxes                                     15,389           10,676           32,217           26,950

Income taxes                                                    5,761            3,914           12,113            9,900
                                                          -----------      -----------      -----------      -----------

Net income                                                $     9,628      $     6,762      $    20,104      $    17,050
                                                          ===========      ===========      ===========      ===========

Income per common and common equivalent share:
   Primary                                                $       .38      $       .30      $       .83      $       .76
                                                          ===========      ===========      ===========      ===========

   Fully diluted                                          $       .38      $       .30      $       .83      $       .76
                                                          ===========      ===========      ===========      ===========

Number of shares used in per share calculation:
   Primary                                                 25,643,160       23,478,591       24,717,676       23,243,705
   Fully diluted                                           25,923,849       23,482,537       24,885,263       23,253,123


See accompanying notes.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Nine months ended September 30,
                                                             ------------------------
                                                                  1997           1996
                                                             ---------      ---------
Cash flows from operating activities:
   Net income                                                $  20,104      $  17,050
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Accretion of discount on investments, net                (1,995)        (1,745)
       Net realized gains on investments                        (4,071)        (1,671)
       Policy acquisition costs deferred                       (33,997)       (29,348)
       Amortization of deferred policy acquisition costs        21,460         18,571
       Other changes                                            24,042         (5,332)
                                                             ---------      ---------
Net cash provided by (used in) operating activities             25,543         (2,475)


Cash flows from investing activities:
   Fixed maturity investments-available for sale:
     Purchases                                                (151,969)      (123,337)
     Proceeds from sales                                       154,957         37,682
     Proceeds from maturities and principal payments
       on mortgage-backed securities                            11,717          6,210
   Fixed maturity investments-held to maturity:
     Purchases                                                (192,083)       (82,212)
     Proceeds from maturities and principal payments
       on mortgage-backed securities                            13,429          6,287
   Investments in and loans to field marketing
     organizations                                              (7,983)          --
                                                             ---------      ---------
Net cash used in investing activities                         (171,932)      (155,370)


Cash flows from financing activities:
   Receipts from universal life and investment products        263,973        223,131
   Withdrawals on universal life and investment products      (189,384)      (153,040)
   Interest credited to policyholder account values             80,548         73,604
   Other financing activities                                   27,277         11,977
                                                             ---------      ---------
Net cash provided by financing activities                      182,414        155,672
                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents            36,025         (2,173)

Cash and cash equivalents at beginning of the period            20,989         33,222
                                                             ---------      ---------

Cash and cash equivalents at end of the period               $  57,014      $  31,049
                                                             =========      =========


See accompanying notes.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at September 30, 1997 and the related condensed consolidated statements of income and cash flows for the three months and nine months ended September 30, 1997 and 1996, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1996 is derived from the audited balance sheet as of that date.

2. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1996 consolidated financial statements.

4. The net unrealized gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                      September 30, December 31,
                                                              1997         1996
                                                          --------     --------
         Gross unrealized gain on fixed maturity
          investments - available for sale                $ 24,633     $ 13,879

         Adjustments for:
          Deferred tax liability                            (8,621)      (4,858)
          Deferred policy acquisition costs                (15,161)      (8,748)
          Deferred tax asset                                 5,306        3,062
                                                          --------     --------

         Net unrealized gain on fixed maturity
          investments - available for sale                $  6,157     $  3,335
                                                          ========     ========

5. The Company introduced single premium deferred annuity products with an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's 500 Index. The Company has analyzed the characteristics of these benefits and has purchased option contracts with similar characteristics to hedge these risks. These options are reported at fair value in other assets on the condensed consolidated balance sheet. Unrealized gains and losses on the contracts are recorded in other revenues to offset the expense of increases in the future policy benefits liability for the index benefit.

       The Financial Accounting Standards Board (FASB) has issued an exposure draft, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the options owned by the Company, used as hedges against changes in the fair value of specified assets or liabilities. The Company's use of option contracts to hedge against increases in the future policy benefits liability and the Company's accounting treatment of these contracts fully meet the criteria for fair value hedge accounting defined in this exposure draft. A final statement from the FASB could be issued by the end of 1997, and as currently drafted would be effective for financial statements issued for periods beginning after December 15, 1998. The Company's accounting treatment is also consistent with the fair value treatment prescribed by Statement of Financial Accounting Standards
       (SFAS) No. 80, "Accounting for Futures Contracts" for hedges of liabilities carried at fair value.

6. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 defines the accounting treatment and disclosure requirements for securities lending programs. During the third quarter of 1997, the Company entered a securities lending program with the custodial bank of the Company's fixed maturity investment portfolio. The Company currently reports fees earned under this arrangement in net investment income. The effective date of the securities lending provisions of SFAS No. 125 was amended by SFAS No. 127 to apply to transactions occurring after December 31, 1997 and will be adopted by the Company in the first quarter of 1998. The Company does not expect the adoption of this statement to have any impact on its financial statements. Further description of the Company's securities lending program is included in Management's Discussion and Analysis of Financial Condition and Results of Operations which follows.

7. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 will replace primary earnings per share with basic earnings per share. Basic earnings per share is calculated using actual weighted average shares outstanding and excludes the effects of common stock equivalents currently used in the primary earnings per share calculation. The Company expects basic earnings per share to be higher than previously reported primary earnings per share because the latter will include dilution related to options, warrants and convertible securities outstanding in the calculation. SFAS No. 128 also replaces fully diluted earnings per share with diluted earnings per share. The Company does not expect diluted earnings per share to differ from fully diluted earnings per share.

8. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the first quarter of 1998. Because the statement is merely a change in presentation, the Company does not expect the adoption of this statement to have any impact on the amount of net income, earnings per share or total shareholders' equity reported.

9. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. Management has separated the Company into three business segments in order to focus on the distinct functional, revenue and expense characteristics associated with the activities performed by each. The results of operations for the Company's Insurance, Marketing and Corporate business segments are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations which follows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA Insurance), LifeUSA Securities, Inc. (LifeUSA Securities) and LifeUSA Marketing, Inc. (LifeUSA Marketing), should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

During 1996, the Company formed two wholly-owned subsidiaries: LifeUSA Securities and LifeUSA Marketing. LifeUSA Securities is a retail broker-dealer which distributes a family of LifeUSA mutual funds as well as other established mutual funds and distributes variable life insurance and annuity contracts. LifeUSA Marketing conducts a variety of marketing activities for the Company. The results of operations and financial condition of LifeUSA Securities and LifeUSA Marketing, both individually and in the aggregate, are not material to the 1997 or 1996 consolidated financial statements of the Company. Therefore, the analysis that follows in the remainder of this section and the Results of Operations section focuses primarily on the Company and LifeUSA Insurance. Management has also separated the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The Business Segments section that follows focuses on these segments and the financial information used by management to make decisions and analyze the results of their operations.

Since its inception in 1987, LifeUSA Insurance has entered into various agreements to reinsure a substantial portion of the new life insurance and annuity business written each year. Entering into these reinsurance agreements has allowed LifeUSA Insurance to write a larger volume of business than it would otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus.

Since April 1, 1991, LifeUSA Insurance has ceded a substantial portion of its new life insurance and annuity business to the following three reinsurers (the Reinsurers):

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

Since 1988, under the terms of agreements between the Company and Allianz Life Insurance Company of North America (Allianz Life), LifeUSA Insurance agents have produced life insurance and annuity business on Allianz Life policies which are similar to LifeUSA Insurance policies. During 1997, LifeUSA Insurance agents began producing long-term care business for Allianz Life. The Company receives service fees on the business produced by LifeUSA Insurance agents for Allianz Life.

Effective October 1, 1995, LifeUSA Insurance began ceding 75% of its new life insurance and annuity business to the reinsurers and assuming 25% of the new life insurance and annuity business produced by its agents for Allianz Life. For comparative purposes, LifeUSA Insurance's net retention (the percentage of new life insurance and annuity business retained by LifeUSA Insurance and assumed by LifeUSA Insurance from Allianz Life) was 25% throughout 1996 and the first three quarters of 1997. LifeUSA Insurance receives commissions and expense allowances on business ceded to the Reinsurers.

The following table shows LifeUSA Insurance's life insurance and annuity in force information at September 30, 1997 and December 31, 1996 (in millions):


                                                                  September 30, 1997         December 31, 1996
                                                                  ------------------         -----------------
         Life insurance account values:
           All policies produced by LifeUSA Insurance agents (1)         $     289.6                 $   260.1
           Direct and assumed business (2)                                     248.8                     223.4
           Net of reinsurance (3)                                               96.0                      85.5

         Life insurance face amounts:
           All policies produced by LifeUSA Insurance agents (1)             8,058.1                   8,204.2
           Direct and assumed business (2)                                   6,988.7                   7,132.5
           Net of reinsurance (3)                                            2,306.9                   2,385.2

         Annuity account values:
           All policies produced by LifeUSA Insurance agents (1)             5,383.4                   4,876.7
           Direct and assumed business (2)                                   3,809.9                   3,496.3
           Net of reinsurance (3)                                            1,756.4                   1,655.5
________________________________________


(1) Includes all policies produced by LifeUSA Insurance agents, including policies produced by LifeUSA Insurance agents for Allianz Life.
(2) Includes all LifeUSA Insurance policies and the portion of policies produced by LifeUSA Insurance agents for Allianz Life that have been assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance policies that have been retained by LifeUSA Insurance and the portion of policies produced by LifeUSA Insurance agents for Allianz Life that have been assumed by LifeUSA Insurance.

Reference is made to Note 2 (Reinsurance) to the December 31, 1996 consolidated financial statements for further details regarding the Company's reinsurance agreements.

From its inception through March 31, 1997, the Company issued its common stock and convertible subordinated debentures or granted options to purchase its common stock to Field Marketing Organizations (FMOs) and agents as production bonuses. Management believed that in the early years of the Company these forms of equity participation provided agents with additional incentives to place profitable business with LifeUSA Insurance, to encourage policyholder persistency and to seek good underwriting risks for LifeUSA Insurance. From 1992 through March 31, 1997, stock options were granted to FMOs and agents at an exercise price which was equal to the greater of $10.00 per share or 150% of the average closing bid price for the Company's common stock for the twenty trading days immediately preceding the end of the quarter for which the stock option was granted. The Company discontinued the granting of stock options as production bonuses following the calendar quarter ended March 31, 1997. Management currently believes that the Company's entire agent compensation package, which includes LifeUSA Insurance's standard cash commissions, annual cash production bonuses for major producers and Producer Perks Certificates which are redeemable for merchandise and earned by achieving certain levels of production, along with LifeUSA Insurance's proven service and product offerings, continue to encourage strong agent participation.

RESULTS OF OPERATIONS

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including premiums and deposits on policies produced by LifeUSA Insurance agents for Allianz Life, were $432.0 million and $307.9 million in the third quarter of 1997 and 1996, respectively, an increase of 40%. Total collected premiums and deposits were $986.6 million and $790.4 million for the first nine months, respectively, an increase of 25%. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable three- and nine-month periods (in thousands):


                                                                          Three months ended         Nine months ended
                                                                             September 30,             September 30,
                                                                        ---------------------     ---------------------
                                                                           1997        1996         1997         1996
                                                                        --------     --------     --------     --------
Collected Premiums and Deposits (1):
    LifeUSA Insurance:
       Life:
         First year                                                     $  1,809     $  2,895     $  6,231     $ 10,196
         Single and renewal                                               13,017       12,395       39,218       36,529
                                                                        --------     --------     --------     --------
            Total Life                                                    14,826       15,290       45,449       46,725
       Annuities                                                         275,726      165,919      510,235      463,141
                                                                        --------     --------     --------     --------
            Total LifeUSA Insurance collected premiums and deposits      290,552      181,209      555,684      509,866
    Allianz Life:
       Life:
         First year                                                          525          864        1,677        2,571
         Single and renewal                                                3,721        3,735       11,264       11,074
                                                                        --------     --------     --------     --------
            Total Life                                                     4,246        4,599       12,941       13,645
       Annuities                                                         137,189      122,052      417,970      266,867
                                                                        --------     --------     --------     --------
            Total Allianz Life collected premiums and deposits           141,435      126,651      430,911      280,512
                                                                        --------     --------     --------     --------
Total collected premiums and deposits                                   $431,987     $307,860     $986,595     $790,378
                                                                        ========     ========     ========     ========



                                                                             Three months ended        Nine months ended
                                                                                September 30,             September 30,
                                                                           ---------------------     ---------------------
                                                                             1997         1996         1997         1996
                                                                           --------     --------     --------     --------
Premiums and Deposits Not Retained or Assumed (2):
    LifeUSA Insurance:
       Life:
         First year                                                        $  1,356     $  2,017     $  4,674     $  6,529
         Single and renewal                                                   8,495        7,963       25,415       23,768
                                                                           --------     --------     --------     --------
            Total Life                                                        9,851        9,980       30,089       30,297
       Annuities                                                            205,355      122,237      376,316      336,317
                                                                           --------     --------     --------     --------
            Total LifeUSA Insurance premiums and deposits not retained      215,206      132,217      406,405      366,614
    Allianz Life:
       Life:
         First year                                                             394          620        1,258        1,714
         Single and renewal                                                   2,215        2,156        6,628        6,437
                                                                           --------     --------     --------     --------
            Total Life                                                        2,609        2,776        7,886        8,151
       Annuities                                                            101,697       89,728      308,331      192,482
                                                                           --------     --------     --------     --------
         Total Allianz Life premiums and deposits not assumed               104,306       92,504      316,217      200,633
                                                                           --------     --------     --------     --------
Total collected premiums and deposits not retained or assumed              $319,512     $224,721     $722,622     $567,247
                                                                           ========     ========     ========     ========

Retained or Assumed Premiums and Deposits (3):
    LifeUSA Insurance:
       Life:
         First year                                                        $    453     $    878     $  1,557     $  3,667
         Single and renewal                                                   4,522        4,432       13,803       12,761
                                                                           --------     --------     --------     --------
            Total Life                                                        4,975        5,310       15,360       16,428
       Annuities                                                             70,371       43,682      133,919      126,824
                                                                           --------     --------     --------     --------
            Total LifeUSA Insurance retained premiums and deposits           75,346       48,992      149,279      143,252
    Allianz Life:
       Life:
         First year                                                             131          244          419          857
         Single and renewal                                                   1,506        1,579        4,636        4,637
                                                                           --------     --------     --------     --------
            Total Life                                                        1,637        1,823        5,055        5,494
       Annuities                                                             35,492       32,324      109,639       74,385
                                                                           --------     --------     --------     --------
            Total Allianz Life assumed premiums and deposits                 37,129       34,147      114,694       79,879
                                                                           --------     --------     --------     --------
Total retained or assumed premiums and deposits                            $112,475     $ 83,139     $263,973     $223,131
                                                                           ========     ========     ========     ========


(1) Includes premiums and deposits related to all policies produced by LifeUSA Insurance agents, including policies produced by LifeUSA Insurance agents for Allianz Life.

(2) Includes premiums and deposits related to LifeUSA Insurance policies that have been ceded by LifeUSA Insurance to the Reinsurers and premiums and deposits related to policies produced by LifeUSA Insurance agents for Allianz Life that have not been assumed by LifeUSA Insurance.

(3) Includes premiums and deposits related to LifeUSA Insurance policies that have been retained by LifeUSA Insurance and premiums and deposits related to policies produced by LifeUSA Insurance agents for Allianz Life that have been assumed by LifeUSA Insurance. LifeUSA Insurance invests these premiums and deposits for the purpose of providing future benefits to its policyholders.

Reference is made to Note 2 (Reinsurance) to the December 31, 1996 consolidated financial statements for further details regarding the Company's reinsurance agreements.

REVENUES. Total revenues were $107.2 million and $84.0 million in the third quarter of 1997 and 1996, respectively, and $278.4 million and $235.0 million for the first nine months of 1997 and 1996, respectively. The increases in total revenues of 28% for the quarter and 18% for the first nine months were primarily due to the increase in net commissions and expense allowances associated with increased production of business not retained or assumed. Also contributing to the increase in revenues was the increase in net investment income generated by the growth of annuities in force and invested assets, and net realized gains on investment sales.

Policyholder charges, which represent the amounts assessed against policy account values for the cost of insurance, policy administration and surrenders, increased 11%, or $1.2 million, in the third quarter of 1997 compared to the third quarter of 1996, and 6%, or $2.1 million, in the first nine months of 1997 compared to the first nine months of 1996, reflecting the growth in and maturity of LifeUSA Insurance's net retained account values in force.

Increases in net investment income of 12% for the quarter and 11% for the first nine months are attributable to increases in invested assets (fixed maturity investments and cash and cash equivalents) to $2.12 billion at September 30, 1997 from $1.86 billion at September 30, 1996, which was only partially offset by the reduction in yield on investments. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.32% and 7.44% at September 30, 1997 and 1996, respectively.

In accordance with generally accepted accounting principles, net realized gains on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three and nine months ended September 30, 1997 and 1996 (dollars in thousands, except per share amounts):


                                                         Three months ended     Nine months ended
                                                              September 30,         September 30,
                                                         ------------------     -----------------
                                                          1997        1996        1997      1996
                                                         ------     -------     ------     ------
Net realized gains on investments                        $2,837     $  --       $4,071     $1,671
Increase in:
   Amortization of deferred policy acquisition costs      1,313        --        1,765        615
   Other benefits to policyholders                        1,051        --        1,375        443
                                                         ------     -------     ------     ------
Income before income taxes                                  473        --          931        613
Income taxes                                                172        --          337        227
                                                         ------     -------     ------     ------
Net income                                               $  301     $  --       $  594     $  386
                                                         ======     =======     ======     ======

Earnings per share                                       $  .01     $  --       $  .02     $  .01
                                                         ======     =======     ======     ======


Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life increased 38%, or $14.9 million, in the third quarter of 1997 compared to 1996 and 27%, or $27.2 million, in the first nine months of 1997 compared to 1996. The increase in net commissions and expense allowances of 38% for the third quarter of 1997 compared to 1996 is less than the 42% increase in total collected premiums and deposits not retained or assumed due to a greater proportion of total production in annuity sales and a greater proportion of total production sold by LifeUSA Insurance compared to Allianz Life during 1997 than 1996. The increase in net commissions and expense allowances of 27% for the first nine months of 1997 compared to 1996 is consistent with the 27% increase in total collected premiums and deposits not retained or assumed.

The following table shows the amounts of net commissions and expense allowances for the comparable quarters and nine-month periods ended September 30, 1997 and 1996 (in thousands):


                                                              Three months ended                   Nine months ended
                                                                   September 30,                       September 30,
                                                     ---------------------------         ---------------------------
                                                          1997              1996             1997               1996
                                                     ---------         ---------         ---------         ---------
   LifeUSA Insurance:
     Life:
       First year                                    $   1,709         $   2,466         $   5,621         $   7,903
       Single and renewal                                1,375             1,305             4,129             3,915
                                                     ---------         ---------         ---------         ---------
         Total Life                                      3,084             3,771             9,750            11,818
     Annuities                                          30,216            17,653            57,110            49,644
                                                     ---------         ---------         ---------         ---------
   Total LifeUSA Insurance                              33,300            21,424            66,860            61,462

   Allianz Life:
     Life:
       First year                                          497               843             1,666             2,607
       Single and renewal                                  523               555             1,594             1,692
                                                     ---------         ---------         ---------         ---------
         Total Life                                      1,020             1,398             3,260             4,299
     Annuities                                          20,385            16,800            60,092            36,892
                                                     ---------         ---------         ---------         ---------
   Total Allianz Life                                   21,405            18,198            63,352            41,191

Lapse policy chargebacks                                  (234)              (95)             (713)             (378)
                                                     ---------         ---------         ---------         ---------

Total commissions and expense allowances, net        $  54,471         $  39,527         $ 129,499         $ 102,275
                                                     =========         =========         =========         =========
______________________________________________________


The above table includes commissions and expense allowances related to LifeUSA Insurance policies that have been ceded by LifeUSA Insurance to the Reinsurers and service fees related to policies produced by LifeUSA Insurance agents for Allianz Life.

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

BENEFITS AND EXPENSES. Total benefits and expenses were $91.8 million and $73.4 million in the third quarter of 1997 and 1996, respectively, and $246.1 million and $208.1 million for the first nine months of 1997 and 1996, respectively. The increases in total benefits and expenses of 25% for the third quarter were primarily due to increased sales in 1997. The increase of 18% for the first nine months was the result of increased sales in 1997 and the Company's 1997 national advertising and sales promotion campaign.

Increases in interest credited to policyholder account values of 10%, or $2.6 million, in the third quarter of 1997 compared to the third quarter of 1996 reflect the growth in and maturity of annuities in force. Increases in other benefits to policyholders of 52%, or $2.4 million, in the third quarter of 1997 compared to the third quarter of 1996 reflect the additional accrual of bonuses to be paid to policyholders (the primary component of other benefits to policyholders) that is generated by the net realized gains on investments described above. For the first nine months of 1997 compared to 1996, interest credited increased 9%, or $6.9 million, and other benefits to policyholders increased 25%, or $3.5 million, for the same reasons.

Amortization of deferred policy acquisition costs increased 31%, or $1.8 million, in the third quarter of 1997 as compared to 1996 and 16%, or $2.9 million, for the first nine months of 1997 compared to 1996. This reflects the combination of an increase in gross profits due to a growing, more mature block of in force business, and an increase in the amortization of deferred policy acquisition costs as a result of the net realized gains on investments described above. The impact on estimated gross profits of actual policy experience, including rates for lapses, surrenders and annuitizations, is consistent with the assumptions in the models used by LifeUSA Insurance to compute deferred policy acquisition cost amortization. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 44%, or $10.2 million, in the third quarter of 1997 compared to 1996 and 29%, or $17.4 million, for the first nine months of 1997 compared to 1996. These increases were due to an increase in total collected premiums and deposits discussed above and a change in the mix of deferred annuity products sold, both of which were partially offset by the decline in collected first year life insurance premiums which receive the highest commission rates paid by LifeUSA Insurance.

Taxes, licenses and fees increased 11%, or $129,000, in the third quarter of 1997 compared to 1996 due to premium taxes on increased collected premiums and deposits. Taxes, licenses and fees decreased 8%, or $277,000, through the first nine months of 1997 compared to 1996. This decrease was primarily due to recoveries in the first quarter of 1997 of guaranty fund assessments and state income taxes paid in 1996.

Operating expenses increased 11%, or $1.5 million, in the third quarter of 1997 compared to 1996 and 20%, or $7.7 million, for the first nine months of 1997 compared to 1996. These increases were primarily due to the growth of LifeUSA Insurance's annuity in force business and expenditures for a national advertising and sales promotion campaign completed during the first and second quarters of 1997.

In early 1997, the Company conducted a risk assessment of the impact of the Year 2000 issue on its operations. The assessment and a subsequent plan was presented to the audit committee of the board of directors. The plan, if completed as designed, would result in the Company being Year 2000 compliant by the end of the first quarter of 1998 at a cost of less than $500,000. Because the Company has only been operating since 1987, it has significantly less exposure than the industry.

Income taxes were $5.8 million in the third quarter of 1997 and $3.9 million in the third quarter of 1996. For the first nine months, income taxes increased 22%, or $2.2 million, in 1997 compared to 1996. The effective income tax rates for the first nine months of 1997 and 1996 were 37.6% and 36.7%, respectively.

NET INCOME. Net income was $9.6 million and $6.8 million in the third quarter of 1997 and 1996, respectively, which represents an increase of 42%. Earnings per share was $.38 and $.30 in the third quarter of 1997 and 1996, respectively, which represents an increase of 27%. The per share increase of only 27% compared to the 42% increase in net income is due to an additional 2.4 million common and common equivalent shares as of September 30, 1997 compared to September 30, 1996 (see Exhibit 11 which follows for details). Net income was $20.1 million and $17.1 million ($.83 and $.76 per share) for the first nine months of 1997 and 1996, respectively.

The following table summarizes the operating highlights for the three months and nine months ended September 30, 1997 and 1996 (dollars in thousands, except per share amounts):


                                                                           Three months ended September 30,
                                                                    -------------------------------------------
                                                                          1997                       1996
                                                                    -------------------      ------------------
                                                                     Income        EPS        Income        EPS
                                                                    --------      -----      --------      -----
Consolidated net income and earnings per share                      $  9,628      $0.38      $  6,762      $0.30

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                    (301)     (0.01)         --         --
   Charges for state guaranty fund assessments                           102       0.00           176       0.00
                                                                    --------      -----      --------      -----

Consolidated net operating income and earnings per share               9,429       0.37         6,938       0.30

Impact of expenses associated with 1997 national
  advertising campaign                                                    39       0.00          --         --
                                                                    --------      -----      --------      -----

Consolidated net operating income and earnings per share
   excluding impact of expenses associated with 1997 national
   advertising campaign                                             $  9,468      $0.37      $  6,938      $0.30
                                                                    ========      =====      ========      =====

                                                                           Nine months ended September 30,
                                                                    -------------------------------------------
                                                                          1997                       1996
                                                                    -------------------      ------------------
                                                                     Income        EPS        Income        EPS
                                                                    --------      -----      --------      -----


Consolidated net income and earnings per share                      $ 20,104      $0.83      $ 17,050      $0.76

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                    (594)     (0.02)         (386)     (0.01)
   Tax liability for prior years' activity                               700       0.03          --         --
   Charges for state guaranty fund assessments                            46       0.00           511       0.02
                                                                    --------      -----      --------      -----

Consolidated net operating income and earnings per share              20,256       0.84        17,175       0.77

Impact of expenses associated with 1997 national
  advertising campaign                                                 1,993       0.08          --         --
                                                                    --------      -----      --------      -----

Consolidated net operating income and earnings per share
   excluding impact of expenses associated with 1997 national
   advertising campaign                                             $ 22,249      $0.92      $ 17,175      $0.77
                                                                    ========      =====      ========      =====
________________________________________


(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders, (ii) tax liability for prior years' activity, and (iii) charges for state guaranty fund assessments.

BUSINESS SEGMENTS

Management has separated the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The Insurance Segment focuses on the administration, management and reinsurance of fixed insurance products. The Marketing Segment focuses on the management of the field force used to distribute fixed insurance products. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities because the results of operations of LifeUSA Securities are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion which follows. Management is still considering the proper allocation of identifiable assets and liabilities to the business segments.

INSURANCE SEGMENT. The Insurance Segment develops fixed insurance products for LifeUSA Insurance and Allianz Life, cedes a portion of the business written by LifeUSA Insurance to the Reinsurers, assumes a portion of the business produced by LifeUSA Insurance agents for Allianz Life, manages the assets and liabilities for business retained or assumed by LifeUSA Insurance and administers all of the business produced by LifeUSA Insurance agents for LifeUSA Insurance and Allianz Life.

The Insurance Segment's primary revenue sources are policyholder charges, net investment income and commissions and expense allowances. The Insurance Segment's primary expenses are interest credited to policyholder account values, other benefits to policyholders, amortization of deferred policy acquisition costs, intersegment marketing service fees paid to the Marketing Segment for the production of LifeUSA Insurance and Allianz Life annuity and life insurance premium and operating expenses. The Insurance Segment's profitability is derived from its ability to effectively manage the assets and liabilities retained or assumed by LifeUSA Insurance and manage the operating expenses incurred to administer all of the business produced by LifeUSA Insurance agents for LifeUSA Insurance and Allianz Life.

The following table summarizes the Insurance Segment's revenues, expenses and net income for the three months and nine months ended September 30, 1997 and 1996 (dollars in thousands):


                                              Three months ended September 30, Nine months ended September 30,
                                                  ------------------------        ------------------------
                                                    1997            1996            1997            1996
                                                  --------        --------        --------        --------
Revenues:
   Policyholder charges                           $ 12,535        $ 11,291        $ 37,191        $ 35,138
   Net investment income                            36,483          32,947         105,701          95,518
   Net realized gains on investments                 2,837            --             4,071           1,671
   Commissions and expense allowances, net          54,471          39,527         129,499         102,275
   Other                                               321             143             742             289
                                                  --------        --------        --------        --------
   Total revenues                                  106,647          83,908         277,204         234,891

Expenses:
   Interest credited to policyholder
     account values                                 27,691          25,120          80,548          73,604
   Other benefits to policyholders                   6,934           4,571          17,402          13,920
   Amortization of deferred policy
     acquisition costs                               7,430           5,660          21,460          18,571
   Marketing service fee                            43,501          31,535         102,508          82,068
   Taxes, licenses and fees                          1,315           1,186           3,246           3,523
   Operating expenses:
     Salaries and employee benefits                  3,931           3,780          11,724          10,347
     Data processing                                   846             913           2,439           3,418
     Printing and office supplies                      208             264             681             631
     Other                                           5,968           4,892          15,515          14,127
                                                  --------        --------        --------        --------
       Total expenses                               97,824          77,921         255,523         220,209
                                                  --------        --------        --------        --------

Income before income taxes                           8,823           5,987          21,681          14,682
Income taxes                                         3,179           2,195           8,058           5,392
                                                  --------        --------        --------        --------
Net income                                        $  5,644        $  3,792        $ 13,623        $  9,290
                                                  ========        ========        ========        ========


REVENUES. Total revenues were $106.6 million and $83.9 million in the third quarter of 1997 and 1996, respectively, and $277.2 million and $234.9 million for the first nine months of 1997 and 1996, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for these increases are consistent with those previously discussed in the Results of Operations section.

EXPENSES. Total expenses were $97.8 million and $77.9 million in the third quarter of 1997 and 1996, respectively, and $255.5 million and $220.2 million for the first nine months of 1997 and 1996, respectively. The increase in total expenses of 26% for the quarter and 16% for the first nine months is primarily attributable to the increase in the marketing service fee paid to the Marketing Segment as a result of the increase in premium production. The marketing service fee, which increased 38% for the quarter and 25% for the first nine months of 1997 compared to 1996, is calculated as a percentage of premium and will vary generally with the change in premium production. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing service fee to change by greater or lesser amounts than the change in premium.

NET INCOME. Net income was $5.6 million and $3.8 million for the third quarter of 1997 and 1996, respectively and $13.6 million and $9.3 million for the first nine months of 1997 and 1996, respectively.

MARKETING SEGMENT. The Marketing Segment provides all services related to the recruitment of agents and FMOs, support of agents contracted to sell LifeUSA Insurance and Allianz Life annuity, life insurance and Allianz Life long-term care products and incentive programs to increase the production of LifeUSA Insurance and Allianz Life annuity, life insurance and Allianz Life long-term care premiums and deposits. The Marketing Segment also manages all acquisitions of and investments in field marketing organizations for the Company.

The Marketing Segment's primary revenue source is the intersegment marketing service fee assessed to the Insurance Segment for the production of LifeUSA Insurance and Allianz Life annuity, life insurance and long-term care premiums and deposits. This fee is calculated as a percentage of the premiums and deposits produced with varying rates for annuity and life production and for first year, single and renewal premium and deposits. The amount assessed is comparable to commissions earned by large national FMOs performing similar services. The Marketing Segment's profitability is derived from its ability to manage commissions and operating costs.

The following table summarizes the Marketing Segment's revenues, expenses and net income for the three months and nine months ended September 30, 1997 and 1996 (dollars in thousands):


                                      Three months ended September 30, Nine months ended September 30,
                                         ------------------------        ------------------------
                                             1997            1996            1997            1996
                                         --------        --------        --------        --------
Revenues:
   Marketing service fee                 $ 50,757        $ 36,483        $117,521        $ 97,606
   Net investment income                      119            --               119            --
   Other                                      228             123             473             123
                                         --------        --------        --------        --------
     Total revenues                        51,104          36,606         118,113          97,729

Expenses:
   Commissions                             40,079          27,751          90,641          73,788
   Operating expenses:
     Salaries and employee benefits         1,625           1,154           4,459           3,256
     Data processing                          337             402             932           1,493
     Printing and office supplies             382             354           1,093           1,017
     Other                                  3,164           2,523           9,095           6,965
                                         --------        --------        --------        --------
     Total expenses                        45,587          32,184         106,220          86,519
                                         --------        --------        --------        --------

Income before income taxes                  5,517           4,422          11,893          11,210
Income taxes                                2,196           1,621           4,594           4,118
                                         --------        --------        --------        --------
Net income                               $  3,321        $  2,801        $  7,299        $  7,092
                                         ========        ========        ========        ========


REVENUES. Total revenues were $51.1 million and $36.6 million in the third quarter of 1997 and 1996, respectively, and $118.1 million and $97.7 million for the first nine months of 1997 and 1996, respectively. The increase in total revenues of 40% for the quarter and 21% for the first nine months is primarily attributable to the increase in the marketing service fee which is based on premium and deposit production. Total collected premiums and deposits increased 40% for the quarter and 25% for the first nine months. The entire amount of the marketing service fee is charged to the Insurance Segment and is eliminated in consolidation.

EXPENSES. Total expenses were $45.6 million and $32.2 million in the third quarter of 1997 and 1996, respectively, and $106.2 million and $86.5 million for the first nine months of 1997 and 1996, respectively. The increase in total expenses of 42% for the quarter and 23% for the first nine months is primarily attributable to the increase in commissions incurred due to the increase in premium and deposit production. Commissions increased 44% for the quarter and 23% for the first nine months of 1997 compared to 1996. Commissions are also calculated as a percentage of premiums and deposits and will vary generally with the change in premiums and deposits production. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will also cause commissions to change.

NET INCOME. Net income was $3.3 million and $2.8 million for the third quarter of 1997 and 1996, respectively and $7.3 million and $7.1 million for the first nine months of 1997 and 1996, respectively.

CORPORATE SEGMENT. The Corporate Segment provides strategic direction for the Company and its various business segments and includes the operations of LifeUSA Securities as the results of LifeUSA Securities are not yet material and do not warrant separate disclosure. The Corporate Segment charges a fee to all other segments based on the revenues of those individual segments. Expenses of an enterprise-wide nature such as the national advertising campaign are retained by the Corporate Segment.

The following table summarizes the Corporate Segment's revenues, expenses and net income for the three months and nine months ended September 30, 1997 and 1996 (dollars in thousands):


                                       Three months ended September 30, Nine months ended September 30,
                                           -----------------------        -----------------------
                                              1997            1996           1997            1996
                                           -------         -------        -------         -------
Revenues:
   Corporate fee                           $ 3,026         $ 2,229        $ 7,257         $ 6,047
   Net investment income                       193               1            559               1
                                           -------         -------        -------         -------
       Total revenues                        3,219           2,230          7,816           6,048

Expenses:
   Operating expenses:
     Salaries and employee benefits            868           1,150          2,392           2,334
     Data processing                            47              16            135              60
     Printing and office supplies              (34)             17             93             165
     Other                                   1,289             780          6,553           2,431
                                           -------         -------        -------         -------
       Total expenses                        2,170           1,963          9,173           4,990
                                           -------         -------        -------         -------

Income (loss) before income taxes            1,049             267         (1,357)          1,058
Income taxes                                   386              98           (539)            390
                                           -------         -------        -------         -------
Net income (loss)                          $   663         $   169        $  (818)        $   668
                                           =======         =======        =======         =======


REVENUES. Total revenues were $3.2 million and $2.2 million for the third quarter of 1997 and 1996, respectively, and $7.8 million and $6.0 million for the first nine months of 1997 and 1996, respectively. The increase in total revenues of 44% for the quarter and 29% for the first nine months of 1997 compared to 1996 is primarily related to the increases in the Corporate fee which is directly related to the increase in revenues for the Insurance Segment and Marketing Segment Total revenues of the Insurance Segment increased 27% for the quarter and 18% for the first nine months of 1997 compared to 1996. Total revenues of the Marketing Segment increased 40% for the quarter and 21% for the first nine months of 1997 compared to 1996. These increases produced increases in the Corporate fee of 36% for the third quarter and 20% for the first nine months of 1997 compared to 1996. Net investment income on the fixed maturity investments held by the Company was first allocated to the Corporate Segment beginning in 1997. Prior to 1997, net investment income was fully allocated to the Insurance Segment.

EXPENSES. Total expenses were $2.2 million and $2.0 million for the third quarter of 1997 and 1996, respectively, and $9.2 million and $5.0 million for the first nine months of 1997 and 1996, respectively. The increase in total expenses of 11% for the third quarter of 1997 compared to 1996 reflects the startup costs of LifeUSA Securities and general growth in operating costs. The increase of 84% for the first nine months of 1997 compared to 1996 is attributable to the cost of a national advertising campaign that occurred over the first six months of 1997.

NET INCOME(LOSS). Net income (loss) was $663,000 and $169,000 for the third quarter of 1997 and 1996, respectively and $(818,000) and $668,000 for the first nine months of 1997 and 1996, respectively.

RECONCILIATION OF OPERATING SEGMENTS TO CONSOLIDATED RESULTS OF OPERATIONS. The following tables reconcile the results of operations reported by the three business segments to the Company's consolidated results of operations for the three months and nine months ended September 30, 1997 and 1996:


                                                                     Three months ended September 30, 1997 (in thousands):
                                                           -----------------------------------------------------------------------

                                                          Insurance      Marketing       Corporate      Eliminating
                                                           Segment        Segment         Segment       Entries (1)     Consolidated
                                                           --------       --------        --------        --------        --------
Revenues:
   Policyholder charges                                    $ 12,535                                                       $ 12,535
   Net investment income                                     36,483       $    119        $    193                          36,795
   Net realized gains on investments                          2,837                                                          2,837
   Commissions and expense allowances, net                   54,471                                                         54,471
   Marketing service fee                                                    50,757                        $(50,757)           --
   Corporate fee                                                                             3,026          (3,026)           --
   Other                                                        321            228                                             549
                                                           --------       --------        --------        --------        --------
       Total revenues                                       106,647         51,104           3,219         (53,783)        107,187

Expenses:
   Interest credited to policyholder account values          27,691                                                         27,691
   Other benefits to policyholders                            6,934                                                          6,934
   Amortization of deferred policy acquisition costs          7,430                                                          7,430
   Commissions and marketing service fee                     43,501         40,079                         (50,279)         33,301
   Taxes, licenses and fees                                   1,315                                                          1,315
   Operating expenses:
     Salaries and employee benefits                           3,931          1,625             868            (191)          6,233
     Data processing                                            846            337              47             (19)          1,211
     Printing and office supplies                               208            382             (34)            (70)            486
     Other                                                    5,968          3,164           1,289          (3,224)          7,197
                                                           --------       --------        --------        --------        --------
       Total expenses                                        97,824         45,587           2,170         (53,783)         91,798
                                                           --------       --------        --------        --------        --------


Income before income taxes                                    8,823          5,517           1,049            --            15,389
Income taxes                                                  3,179          2,196             386            --             5,761
                                                           --------       --------        --------        --------        --------
Net income                                                 $  5,644       $  3,321        $    663            --          $  9,628
                                                           ========       ========        ========        ========        ========



                                                                     Three months ended September 30, 1996 (in thousands):
                                                           -----------------------------------------------------------------------

                                                          Insurance      Marketing       Corporate      Eliminating     Consolidated
                                                           Segment        Segment         Segment       Entries (1)
                                                           --------       --------        --------        --------        --------
Revenues:
   Policyholder charges                                    $ 11,291                                                       $ 11,291
   Net investment income                                     32,947                       $      1                          32,948
   Net realized gains on investments                                                                                          --
   Commissions and expense allowances, net                   39,527                                                         39,527
   Marketing service fee                                                  $ 36,483                        $(36,483)           --
   Corporate fee                                                                             2,229          (2,229)           --
   Other                                                        143            123                                             266
                                                           --------       --------        --------        --------        --------
       Total revenues                                        83,908         36,606           2,230         (38,712)         84,032

Expenses:
   Interest credited to policyholder account values          25,120                                                         25,120
   Other benefits to policyholders                            4,571                                                          4,571
   Amortization of deferred policy acquisition costs          5,660                                                          5,660
   Commissions and marketing service fee                     31,535         27,751                         (36,137)         23,149
   Taxes, licenses and fees                                   1,186                                                          1,186
   Operating expenses:
     Salaries and employee benefits                           3,780          1,154           1,150            (132)          5,952
     Data processing                                            913            402              16             (15)          1,316
     Printing and office supplies                               264            354              17             (51)            584
     Other                                                    4,892          2,523             780          (2,377)          5,818
                                                           --------       --------        --------        --------        --------
       Total expenses                                        77,921         32,184           1,963        $(38,712)         73,356
                                                           --------       --------        --------        --------        --------

Income before income taxes                                    5,987          4,422             267            --            10,676
Income taxes                                                  2,195          1,621              98            --             3,914
                                                           --------       --------        --------        --------        --------
Net income                                                 $  3,792       $  2,801        $    169            --          $  6,762
                                                           ========       ========        ========        ========        ========



                                                                    Nine months ended September 30, 1997 (in thousands):
                                                          ------------------------------------------------------------------------

                                                          Insurance      Marketing       Corporate      Eliminating
                                                           Segment        Segment         Segment       Entries (1)     Consolidated
                                                          ---------      ---------       ---------       ---------       ---------
Revenues:
   Policyholder charges                                   $  37,191                                                      $  37,191
   Net investment income                                    105,701      $     119       $     559                         106,379
   Net realized gains on investments                          4,071                                                          4,071
   Commissions and expense allowances, net                  129,499                                                        129,499
   Marketing service fee                                                   117,521                       $(117,521)           --
   Corporate fee                                                                             7,257          (7,257)           --
   Other                                                        742            473                                           1,215
                                                          ---------      ---------       ---------       ---------       ---------
       Total revenues                                       277,204        118,113           7,816        (124,778)        278,355

Expenses:
   Interest credited to policyholder account values          80,548                                                         80,548
   Other benefits to policyholders                           17,402                                                         17,402
   Amortization of deferred policy acquisition costs         21,460                                                         21,460
   Commissions and marketing service fee                    102,508         90,641                        (116,307)         76,842
   Taxes, licenses and fees                                   3,246                                                          3,246
   Operating expenses:
     Salaries and employee benefits                          11,724          4,459           2,392            (503)         18,072
     Data processing                                          2,439            932             135             (46)          3,460
     Printing and office supplies                               681          1,093              93            (175)          1,692
     Other                                                   15,515          9,095           6,553          (7,747)         23,416
                                                          ---------      ---------       ---------       ---------       ---------
       Total expenses                                       255,523        106,220           9,173       $(124,778)        246,138
                                                          ---------      ---------       ---------       ---------       ---------

Income (loss) before income taxes                            21,681         11,893          (1,357)           --            32,217
Income taxes                                                  8,058          4,594            (539)           --            12,113
                                                          ---------      ---------       ---------       ---------       ---------
Net income (loss)                                         $  13,623      $   7,299       $    (818)           --         $  20,104
                                                          =========      =========       =========       =========       =========



                                                                      Nine months ended September 30, 1996 (in thousands):
                                                          ------------------------------------------------------------------------

                                                          Insurance      Marketing       Corporate      Eliminating
                                                           Segment        Segment         Segment       Entries (1)     Consolidated
                                                          ---------      ---------       ---------       ---------       ---------
Revenues:
   Policyholder charges                                   $  35,138                                                      $  35,138
   Net investment income                                     95,518                      $       1                          95,519
   Net realized gains on investments                          1,671                                                          1,671
   Commissions and expense allowances, net                  102,275                                                        102,275
   Marketing service fee                                                 $  97,606                       $ (97,606)           --
   Corporate fee                                                                             6,047          (6,047)           --
   Other                                                        289            123                                             412
                                                          ---------      ---------       ---------       ---------       ---------
       Total revenues                                       234,891         97,729           6,048        (103,653)        235,015

Expenses:
   Interest credited to policyholder account values          73,604                                                         73,604
   Other benefits to policyholders                           13,920                                                         13,920
   Amortization of deferred policy acquisition costs         18,571                                                         18,571
   Commissions and marketing service fee                     82,068         73,788                         (96,389)         59,467
   Taxes, licenses and fees                                   3,523                                                          3,523
   Operating expenses:
     Salaries and employee benefits                          10,347          3,256           2,334            (447)         15,490
     Data processing                                          3,418          1,493              60             (65)          4,906
     Printing and office supplies                               631          1,017             165            (173)          1,640
     Other                                                   14,127          6,965           2,431          (6,579)         16,944
                                                          ---------      ---------       ---------       ---------       ---------
       Total expenses                                       220,209         86,519           4,990       $(103,653)        208,065
                                                          ---------      ---------       ---------       ---------       ---------

Income before income taxes                                   14,682         11,210           1,058            --            26,950
Income taxes                                                  5,392          4,118             390            --             9,900
                                                          ---------      ---------       ---------       ---------       ---------
Net income                                                $   9,290      $   7,092       $     668            --         $  17,050
                                                          =========      =========       =========       =========       =========
______________________________________________


(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the amortization of deferred policy acquisition costs is recorded as an expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing service and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above.

LIQUIDITY AND CAPITAL RESOURCES

Through September 1997, the Company's primary available sources of cash were (i) service fees received by the Company for business produced by LifeUSA Insurance's agents for Allianz Life, (ii) management fees from LifeUSA Insurance, (iii) proceeds remaining from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, (iv) interest earned on invested assets, (v) a dividend of $2.5 million paid by LifeUSA Insurance in the first quarter of 1997, (vi) issuance of shares upon exercise of common stock options, and (vii) a $50 million long-term line of credit from two of its reinsurers. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide reimbursement through 1998, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

The Company has entered into an agreement with two of its Reinsurers which provides a long-term line of credit in the amount of $50 million. Funds drawn against the line of credit can be used to fund certain investments and acquisitions which the Company may make, capital contributions to LifeUSA Insurance or capital expenditures. On July 15, 1997, the Company borrowed $5.0 million under this line of credit. The Company has no other borrowings under this agreement.

The Company's cash needs consist of (i) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA Insurance's existing agents and expand the size of LifeUSA Insurance's field force, (ii) investments in and additional purchase payments to marketing organizations expected to increase premium production volume for LifeUSA Insurance, (iii) commission advances to agents, (iv) payment of interest on the Company's convertible subordinated debentures and borrowings under the line of credit, and
(v) potential capital contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios. Management believes that the combination of (i) the statutory profits generated by LifeUSA Insurance on the mature business which it has retained or assumed, (ii) borrowings under the $50 million line of credit from two of its Reinsurers,
(iii) cash generated by operations, (iv) issuance of shares upon exercise of common stock options, and (v) dividends from LifeUSA Insurance, will provide sufficient capital resources to support the capital needs of LifeUSA Insurance and meet all the Company's cash needs in the ordinary course of business through 1998, based on currently anticipated life insurance and annuity sales and on the continuation of the current level of net retention and acceptable reinsurance arrangements. Investments by the Company in additional marketing organizations may require additional capital during 1997 and 1998.

For LifeUSA Insurance to retain or assume life insurance and annuity business, LifeUSA Insurance must maintain a sufficient level of statutory capital and surplus as established by the regulatory authorities in the jurisdictions where LifeUSA Insurance is licensed to do business. As LifeUSA Insurance retains and assumes business, it is required to expense commissions and other policy issuance costs for statutory accounting purposes and to establish statutory reserves for policy benefits, thereby creating a statutory loss and reducing statutory surplus in the first year of the policy. The anticipated profits from the retained or assumed business are realized over the remaining period that the policies are in force. The maturity of LifeUSA Insurance's retained and assumed business first produced statutory net income during 1995.

LifeUSA Insurance produced a statutory net income of $11.9 million during the first nine months of 1997 compared to $11.2 million during the first nine months of 1996. As a result, the Company did not make capital contributions to LifeUSA Insurance during the first nine months of 1997. As of September 30, 1997, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $94.6 million compared to $87.3 million at December 31, 1996. Assuming continuation of the current level of net retention and the expected level of life insurance and annuity business produced by LifeUSA Insurance agents, LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1998 primarily through statutory profits on its mature block of retained inforce business. In the future, the Company may alter the level of its retention and assumption of new business depending upon future levels of production, capital needs and availability of alternative financing.

The Company has developed a strategy to generate additional premium production from LifeUSA Insurance's existing agents and from new production sources by making loans to or investing in marketing organizations and by recruiting new marketing organizations to sell its products. The amount of any loan or investment relates to the revenue currently generated by the marketing organization and the projected increase in business produced for LifeUSA Insurance by the marketing organization. To date, the Company has made loans to marketing organizations that accounted for 36% of the Company's life insurance and annuity production during the first nine months of 1997. The loans include incentives of possible interest and principal forgiveness for achieving increased production.

In August 1996, LifeUSA Marketing acquired Tax Planning Seminars, a national marketing organization that had been contracted with LifeUSA Insurance for seven years. In addition, LifeUSA Marketing acquired minority equity interests in Creative Marketing International Corporation (CMIC) in November 1996, Personalized Brokerage Services, Inc. (PBS) in May 1997 and Ann Arbor Annuity Exchange (AAAE) in July 1997. CMIC and PBS are national marketing organizations that had not been contracted previously with LifeUSA Insurance; AAAE's 1996 production with LifeUSA Insurance was not significant. The CMIC, PBS and AAAE acquisition agreements contain certain provisions which could require LifeUSA Marketing to purchase part or all of the remaining equity interests.

In addition, during the first nine months of 1997, LifeUSA Insurance signed marketing agreements with 19 national marketing organizations to market LifeUSA Insurance life insurance and annuity products for the first time. There can be no assurances that the Company's premium volume or income will be enhanced by the loans to or investments in marketing organizations or by the contracting of new national marketing organizations.

REGULATORY ENVIRONMENT. LifeUSA Insurance is subject to regulation in the 49 states in which it is authorized to do business. The laws of these states establish supervisory agencies with administrative powers related to granting and revoking licenses to transact business, approving the form and content of policies, reviewing the advertising and illustration of policies, licensing agents, establishing reserve requirements and regulating the type and amount of investments. Such regulations are primarily intended to protect policyholders. The Company is also regulated in several states as an insurance holding company.

The insurance regulatory framework has been placed under increased scrutiny by various states and by the National Association of Insurance Commissioners
(NAIC). Regulatory initiatives such as risk-based capital standards have been undertaken to identify inadequately capitalized companies and to reduce the risk of company insolvencies. The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards continue to be reviewed by the

NAIC. LifeUSA Insurance's percentage of actual total adjusted capital to authorized control level risk-based capital is well in excess of regulatory requirements.

The NAIC has also considered changes in the model laws for nonforfeiture values of life insurance and deferred annuity products. Since 1994, LifeUSA Insurance has made presentations to and had discussions with the Life/Health Actuarial Task Force of the NAIC, which is responsible for developing new model laws and regulations which affect statutory actuarial items and nonforfeiture values. LifeUSA Insurance demonstrated that its two-tier products use longer term, higher yielding investments to provide higher retirement values to policyholders, while decreasing disintermediation and solvency risks to LifeUSA Insurance. Although it is possible that the NAIC may adopt new model laws addressing nonforfeiture values in the future, such adoption is not currently anticipated to have a significant impact on LifeUSA Insurance.

NAIC committees are also considering a new annuity illustration model regulation, a new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products. The Company is monitoring these developments and no significant impact is anticipated at this time.

In December 1995, the NAIC passed a model regulation for disclosure in life insurance policy illustrations. A number of states either have adopted the model regulation whose effective date was January 1, 1997 or are in the process of adopting the model regulation. LifeUSA Insurance has already completed the certification process required by the model regulation. This regulation has not had and is not anticipated to have a significant impact on LifeUSA Insurance.

Insurance laws also require LifeUSA Insurance to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may examine LifeUSA Insurance's business and accounts at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA Insurance, normally at three-year intervals, on behalf of the states in which LifeUSA Insurance is licensed. During 1996, the Minnesota Department of Commerce conducted a triennial examination of LifeUSA Insurance for the three years ended December 31, 1995. The Company expects to receive the final examination report in the near future and has not been made aware of any issues or recommendations that will be material individually or in the aggregate.

In June 1997, the B++ (Very Good) rating assigned to LifeUSA Insurance was reaffirmed by the A.M. Best Company. The A. M. Best Company assigns the B++ rating to companies which, in its opinion, have achieved very good overall performance when compared to the standards established by the A. M. Best Company. B++ companies have a good ability to meet their obligations to policyholders over a long period of time.

In December 1996, Standard & Poor's assigned LifeUSA Insurance an initial claims-paying ability rating of BBB+ (Adequate). Standard & Poor's assigns the BBB+ rating to insurers which, in its opinion, offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions.

In September 1997, Moody's Investors Service assigned a Baa3 (adequate) rating to LifeUSA Insurance. This rating falls within Moody's "Strong Companies" category and reflects LifeUSA Insurance's high asset quality, good administrative efficiency and strong tie with its distribution network.

INVESTMENTS. As of September 30, 1997, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.12 billion, including $7.5 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at September 30, 1997 (dollars in thousands):


                                                         Amortized       % of       Carrying       % of         Fair         % of
                                                            Cost        Total        Value        Total        Value         Total
                                                        ----------------------------------------------------------------------------
Cash and cash equivalents                                 $   57,014      2.72%     $   57,014      2.69%     $   57,014      2.65%
Government Treasury and Agency notes and bonds                77,113      3.68          79,753      3.76          84,356      3.92
Mortgage pass throughs                                        39,144      1.87          40,492      1.91          40,492      1.88
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                                        5,422      0.26           5,422      0.26           5,450      0.25
     CMO -- PACs                                             610,020     29.12         612,351     28.90         624,275     29.05
     CMO -- ADs                                               23,527      1.12          23,527      1.11          24,318      1.13
     CMO -- TACs                                              11,138      0.53          11,138      0.53          12,104      0.56
Investment grade corporate securities:
     AAA+ to AAA-                                             36,766      1.76          36,961      1.74          38,541      1.79
     AA+ to AA-                                              146,566      7.00         147,443      6.96         149,194      6.94
     A+ to A-                                                588,517     28.10         597,942     28.21         603,584     28.07
     BBB+ to BBB-                                            499,399     23.84         507,216     23.93         510,781     23.76
Non investment grade corporate securities                        --         --             --         --             --         --
                                                        ----------------------------------------------------------------------------

Total cash and invested assets                            $2,094,626    100.00%     $2,119,259    100.00%     $2,150,109    100.00%
                                                        ============================================================================


As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of September 30, 1997, the weighted average credited interest rate for deferred annuities and life insurance policies was 5.08% and the weighted average yield on the assets backing liabilities was 7.38%. As of December 31, 1996, this weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.48%. The decrease in the weighted average yield on assets backing liabilities is attributable, in part, to the Company's repositioning of a portion of the investment portfolio discussed below. This decrease in yield was offset by the gains realized on the repositioning. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $21.0 million during the first nine months of 1997. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA Insurance's expected policyholder liabilities. Consistent with LifeUSA Insurance's asset and liability management practices, as of September 30, 1997, the effective duration of LifeUSA Insurance's fixed income securities was 5.37 years, compared to 5.88 years as of December 31, 1996.

The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 61% at September 30, 1997. With each corporate security acquisition, LifeUSA Insurance's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard & Poor's Corporation.

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

As of September 30, 1997, the Company held 43%, or $878.7 million, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance's products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

In 1997, the Company repositioned a portion of its investment portfolio to achieve a more efficient matching of asset maturities to expected policyholder payments. The repositioning, completed in October, resulted in the disposal of bonds with a amortized cost of approximately $157.3 million with maturities of 6 to 11 years, and purchasing a like amount of investment grade corporate obligations with maturities of 2 to 5 years in length. By targeting these specific maturities, this repositioning provided a better match with the expected cash flows of the Company's liabilities. These transactions resulted in only minor changes in overall yields and a net realized gain of approximately $2.9 million.

During the third quarter of 1997, the Company entered a securities lending program with the custodial bank of the Company's fixed maturity investment portfolio. Under this program, the Company has made available approximately 50% of its portfolio to be used in a pool of available securities for lending transactions, however the Company anticipates that only 6% of its portfolio will be on loan at any point in time. The custodial bank provides the securities to borrowers in exchange for cash collateral of at least 102% of the daily market value of securities on loan. Since the Company retains effective control of all securities on loan, no accounting recognition of these transactions is required. Fees earned by the Company under the arrangement are reported with net investment income and are currently immaterial.

At September 30, 1997, the Company's shareholders' equity and book value per share were $203.9 million and $9.26, respectively, compared to $172.6 million and $8.23, respectively, at December 31, 1996. Excluding the effect of the net unrealized gain on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $197.8 million and $8.98, respectively, at September 30, 1997, compared to $169.3 million and $8.07, respectively, at December 31, 1996.


                                     * * * *

Statements other than historical information contained in this Report are considered forward-looking and involve a number of risks and uncertainties. In addition to the factors discussed in this Report, there are other factors that could cause actual results to differ materially from expected results including, but not limited to, development and acceptance of new products, impact of changes in federal and state regulation, dependence upon key personnel, changes in interest rates generally and credited rates on the new business retained or assumed by LifeUSA Insurance, the level of premium production, competition and other risks described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K, copies of which are available from the Company without charge.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1997, two policyholders of Fidelity Union Life Insurance Company (FULICO) whose policies were assumed by Allianz Life commenced an action against Allianz Life in state court in California. LifeUSA Insurance was also named in the lawsuit because it is the successor of FULICO and a third plaintiff who is a policyholder of LifeUSA Insurance asserted certain claims against LifeUSA Insurance. This action is styled on behalf of the plaintiffs and seeks certification on behalf of a class of policyholders who had purchased FULICO and LifeUSA Insurance insurance products. The plaintiffs allege that they and other policyholders have been damaged due to certain alleged improper sales practices relating to vanishing premiums, churning and retirement plans as well as certain alleged fraudulent practices. The case has been removed to federal court in California. In 1994, Allianz sold the stock of FULICO to the Company. The Company then merged its Colorado life insurance subsidiary with FULICO and changed FULICO's corporate name to LifeUSA Insurance in order to redomesticate its Colorado life insurance subsidiary to Minnesota and obtain licenses in all states except for New York. As part of the transaction, Allianz Life assumed all of the business written by FULICO prior to the sale of the stock of FULICO to the Company and agreed to indemnify the Company and LifeUSA Insurance against any liabilities of FULICO arising prior to the date on which FULICO was sold to the Company. LifeUSA Insurance and Allianz Life have filed a motion to transfer the case to the Minnesota federal court which the plantiffs are not opposing. Although the litigation is at an early stage, the Company believes that it has meritorious defenses and does not anticipate any material adverse financial result.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The following tables summarize the quarterly results of operations for the Company's three business segments for fiscal 1997 and 1996:


INSURANCE SEGMENT:                                                     Three months ended (in thousands):
                                                --------------------------------------------------------------------------------
                                                 9/30/97     6/30/97     3/31/97     12/31/96    9/30/96    6/30/96     3/31/96
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
Revenues:
   Policyholder charges                         $  12,535   $  12,853   $  11,802   $  11,704   $  11,291  $  12,763   $  11,084
   Net investment income                           36,483      35,095      34,122      33,892      32,947     31,644      30,926
   Net realized gains on investments                2,837        --         1,234         120        --           (8)      1,679
   Commissions and expense allowances, net         54,471      43,649      31,379      35,459      39,527     32,932      29,817
   Other                                              321         262         160         140         143         98          48
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
       Total revenues                             106,647      91,859      78,697      81,315      83,908     77,429      73,554

Expenses:
   Interest credited to policyholder account
    values                                         27,691      26,612      26,245      25,913      25,120     24,253      24,230
   Other benefits to policyholders                  6,934       5,569       4,899       3,494       4,571      4,680       4,669
   Amortization of deferred policy acquisition
    costs                                           7,430       7,448       6,581       5,924       5,660      6,743       6,168
   Marketing service fee                           43,501      34,607      24,401      27,808      31,535     26,714      23,821
   Taxes, licenses and fees                         1,315       1,363         569          73       1,186      1,100       1,237
   Operating expenses:
     Salaries and employee benefits                 3,931       3,933       3,860       4,249       3,780      3,349       3,219
     Data processing                                  846         810         783         888         913      1,191       1,314
     Printing and office supplies                     208         256         217         148         264        211         156
     Other                                          5,968       5,400       4,147       4,902       4,892      4,576       4,658
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
       Total expenses                              97,824      85,998      71,702      73,399      77,921     72,817      69,472
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------


Income before income taxes                          8,823       5,861       6,995       7,916       5,987      4,612       4,082
Income taxes                                        3,179       2,342       2,537       2,902       2,195      1,699       1,497
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
Net income                                      $   5,644   $   3,519   $   4,458   $   5,014   $   3,792  $   2,913   $   2,585
                                                =========   =========   =========   =========   =========  =========   =========



MARKETING SEGMENT:                                                     Three months ended (in thousands):
                                                --------------------------------------------------------------------------------
                                                 9/30/97     6/30/97     3/31/97     12/31/96    9/30/96    6/30/96     3/31/96
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
Revenues:
   Marketing service fee                        $  50,757   $  38,918   $  27,846   $  30,874   $  36,483  $  32,080   $  29,044
   Net investment income                              119        --          --          --          --         --          --
   Other                                              228        (226)        471         567         123       --          --
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
       Total revenues                              51,104      38,692      28,317      31,441      36,606     32,080      29,044

Expenses:
   Commissions                                     40,079      29,575      20,987      23,370      27,751     24,087      21,949
   Operating expenses:
     Salaries and employee benefits                 1,625       1,440       1,393       1,318       1,154      1,066       1,037
     Data processing                                  337         295         300         380         402        505         586
     Printing and office supplies                     382         343         368         243         354        334         330
     Other                                          3,164       3,033       2,898       2,933       2,523      2,343       2,099
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
       Total expenses                              45,587      34,686      25,946      28,244      32,184     28,335      26,001
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------

Income before income taxes                          5,517       4,006       2,371       3,197       4,422      3,745       3,043
Income taxes                                        2,196       1,536         862       1,175       1,621      1,374       1,123
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
Net income                                      $   3,321   $   2,470   $   1,509   $   2,022   $   2,801  $   2,371   $   1,920
                                                =========   =========   =========   =========   =========  =========   =========





CORPORATE SEGMENT:                                                     Three months ended (in thousands):
                                                --------------------------------------------------------------------------------
                                                 9/30/97     6/30/97     3/31/97     12/31/96    9/30/96    6/30/96     3/31/96
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
Revenues:
   Corporate fee                                $   3,026   $   2,379   $   1,852   $   1,985   $   2,229  $   1,992   $   1,826
   Net investment income                              193         183         184           1           1       --          --
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
       Total revenues                               3,219       2,562       2,036       1,986       2,230      1,992       1,826

Expenses:
   Operating expenses:
     Salaries and employee benefits                   868         794         730       2,117       1,150        559         626
     Data processing                                   47          45          43          17          16         22          22
     Printing and office supplies                     (34)         74          53          31          17         10         138
     Other                                          1,289       2,768       2,496         819         780        808         843
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
       Total expenses                               2,170       3,681       3,322       2,984       1,963      1,399       1,629
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------

Income (loss) before income taxes                   1,049      (1,119)     (1,286)       (998)        267        593         197
Income taxes (benefit)                                386        (461)       (464)       (366)         98        211          81
                                                ---------   ---------   ---------   ---------   ---------  ---------   ---------
Net income (loss)                               $     663   $    (658)  $    (822)  $    (632)  $     169  $     382   $     116
                                                =========   =========   =========   =========   =========  =========   =========


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



                                                         Life USA HOLDING, INC.
                                                       -------------------------
                                                              (Registrant)



Date:  November 12, 1997

                                                       /s/  Mark A. Zesbaugh
                                                       -------------------------
                                                       Mark A. Zesbaugh
                                                       Executive Vice President
                                                       Chief Financial Officer