Form 10-K
period 1997-12-31
LIFE USA HOLDING INC /MN/
filed 1998-03-16
CIK 832989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, l997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report to Shareholders and Form 10-K or any amendment to this Annual Report to Shareholders and Form 10-K. [ ]

The aggregate market value of the voting stock (25,758,123 shares) held by non-affiliates of the registrant as of February 13, 1998 was $434,797,116.

The number of shares outstanding of the issuer's classes of common stock as of February 13, l998:

Common stock, $.01 Par Value - 25,758,123 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual shareholders meeting to be held April 14, 1998 are incorporated by reference into Part III.

CONTENTS
================================================================================

                                         PAGE
                                        -----

 Letter to Shareholders ..............    2

 Company and Business Description ....    6

 Management's Discussion & Analysis --
  Consolidated .......................   15

 Management's Discussion & Analysis --
  Segment Reporting ..................   27

 Consolidated Financial Statements and
  Notes ..............................   34

 Form 10-K and other corporate
  information ........................   65

 Topical cross-reference .............   65


ABOUT THE COMPANY
================================================================================

Life USA Holding, Inc. is a national financial services holding and marketing company with $5.06 billion in consolidated assets and three wholly-owned subsidiaries. LifeUSA Insurance Company, its largest and most significant wholly-owned subsidiary, is licensed to write and sell life insurance and several forms of annuities, and is represented by over 150 marketing organizations nationwide. LifeUSA Marketing, Inc. conducts a variety of marketing activities, including acquiring equity interests in independent marketing organizations. LifeUSA Securities, Inc. is a retail broker-dealer which distributes a family of LifeUSA mutual funds as well as other established mutual funds and distributes variable life insurance and annuity contracts. Life USA Holding, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol LUSA.


HIGHLIGHTS OF 1997
================================================================================

* Consolidated total revenues increased to $369.9 million in 1997 from $316.9 million in 1996.

* Consolidated net income increased to $27.0 million in 1997 from $23.5 million in 1996.

* Collected premiums and deposits for 1997 (including business produced for Allianz Life) increased to $1.29 billion from $1.05 billion in 1996.

* Consolidated assets increased to $5.06 billion at December 31, 1997 from $4.39 billion at December 31, 1996.

* LifeUSA Securities, Inc. received its retail authority from the NASD in May 1997.

* LifeUSA Marketing, Inc. acquired minority interests in Personalized Brokerage Services in May 1997, Ann Arbor Annuity Exchange in July 1997 and Roster Financial, LLC in December 1997.

*    LifeUSA Insurance Company received the 1997 Business Ethics Award.

FINANCIAL SUMMARY
================================================================================

                                                                               PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          1997           1996      CHANGE
-----------------------------------------------   ------------   ------------   ------
Consolidated Results of Operations
 Revenues .....................................   $    369,903   $    316,898     17%
 Net income ...................................         26,978         23,454     15
 Net operating income .........................         26,078         25,044      4

Consolidated Financial Position
 Total assets .................................   $  5,062,774   $  4,386,723     15%
 Invested assets ..............................      2,165,786      1,902,465     14
 Debt .........................................         36,030         36,030      0
 Shareholders' equity (excluding SFAS 115) ....        214,251        169,280     27

Financial Ratios
 Return on invested assets ....................           1.25%          1.23%    --
 Return on equity (excluding SFAS 115) ........          12.59%         13.86%    --
 Debt to equity (excluding SFAS 115) ..........          16.82%         21.28%    --

Per Share Data
 Diluted net income per share .................   $       1.11   $       1.04      7%
 Diluted net operating income per share .......           1.07           1.11     (4)
 Book value (excluding SFAS 115) ..............           9.41           8.07     17
 Diluted shares ...............................     25,160,437     23,358,663      8
 Shares issued, outstanding and to be issued ..     22,759,288     20,974,901      9

Share price
 High
   1st Quarter ................................   $      11.88   $       9.88
   2nd Quarter ................................          14.25           9.38
   3rd Quarter ................................          17.25           9.25
   4th Quarter ................................          18.00          12.00

 Low
   1st Quarter ................................           9.00           7.63
   2nd Quarter ................................           9.13           7.63
   3rd Quarter ................................          13.75           7.75
   4th Quarter ................................          16.00           8.63


                                                                   BOOK VALUE PER SHARE
  TOTAL REVENUE  NET INCOME  INVESTED ASSETS  PREMIUM & DEPOSITS  (excluding SFAS 115)
   $ MILLIONS    $ MILLIONS     $ BILLIONS        $ BILLIONS             DOLLARS
93     200          15            0.9               1.1                   5.37
94     206          14            1.2               0.9                   6.14
95     273          19            1.8               1.0                   7.09
96     317          23            1.9               1.1                   8.07
97     370          27            2.2               1.3                   9.41


LETTER TO SHAREHOLDERS
================================================================================

     Life USA marched through 1997 like an army on a sacred mission. Indeed, that may be the most appropriate simile to describe the activities and success achieved by our company. With sales of fixed income insurance products facing the stiff resistance generated by steadily declining interest rates and a stock market that defended its position from the heights of record prices, Life USA trudged forward to deliver absolutely phenomenal results.

     Total premium collections in 1997 were $1.29 billion, an increase of 23% or $242 million over 1996. Even in good times, growth of such magnitude would be reason to crow. To achieve that level of growth in such an adverse environment, almost makes one want to go back and check the numbers. It just can't be, but it's true!

     Though not as spectacular as the sales results, consolidated net income increased a healthy 15% to $27 million, or $1.11 per share, compared to $23.5 million or $1.04 per share in 1996.

     During 1997, total assets expanded to $5.1 billion, compared to $4.4 billion reported at the end of 1996. The book value per share of the company (excluding the effects of SFAS No. 115) increased 17% to $9.41 at the end of 1997, from $8.07 at the end of 1996. Total shareholders' equity increased 29%, from $172.6 million at the end of 1996 to $222.4 million at the end of 1997. The total number of independent agents under contract to LifeUSA at the end of 1997 was 54,000.

     Operating earnings growth in 1997 was limited by a number of factors. These included the expenses of a national advertising campaign, continued investment in the development of LifeUSA Securities, amortization of the investment in marketing companies not yet in full production and increased regulatory and litigation expenses.

     LifeUSA Insurance Company, the wholly-owned subsidiary of Life USA, delivered record statutory earnings in 1997. Life insurance company statutory earnings increased 39%, to $18.4 million in 1997, from $13.2 million in 1996. The statutory capital and surplus of the life insurance company increased to $103.7 million at the end of 1997, from $87.3 million at the end of 1996.

     A number of factors contributed to the success of our company in 1997. The strategic focus on distribution, and controlling the access to it, certainly was a key to the increase in sales. Just as the army with the best logistics and supply of materials usually wins the war, we believe that access to, and control of, distribution is critical to survival and success in the battle for financial services supremacy.

     For that reason, Life USA continues to aggressively expand and strengthen its distribution system. Access to distribution is important, but that's only half the battle. The real ticket to long-term success is the assurance that access to distribution is controlled by the company, not by an external force.

     To that end, in 1997, Life USA acquired an equity interest in two large, national marketing companies, Personalized Brokerage Services and Ann Arbor Annuity Exchange. While still in the process of building production for LifeUSA, both groups have the potential to become company leaders. Most important, investment in these companies assures the company of long-term favorable access to a large base of annuity and life producers not previously writing business with Life USA.

     Late in 1997, Life USA acquired a significant minority interest in Roster Financial, the third largest marketing organization representing Life USA. While the investment in Roster does not offer the same new business leverage as do investments in marketing companies not contracted with Life USA, the investment does assure long-term continued production and a significant share of the profitability of Roster. Along that line, Life USA may pursue an equity investment in other leading marketing companies already doing business with the company.

     The two organizations that Life USA invested in during 1996 performed very well in 1997. Tax Planning Seminars and Creative Marketing International Corporation produced a total of $79.2 million of premium and ranked number 6 and 10, respectively, with the company. In addition, the direct recruiting of new marketing groups was prolific in 1997. During the year, a total of 21 new groups contracted to represent Life USA as Field Marketing Organizations (FMOs). It's good news to note that production from FMOs contracted with LifeUSA for less than two years amounted to 13% of our total production in 1997. This performance by new FMOs sets a good base for future growth.

     Of course, it's one thing to attract marketing groups. The trick is to provide the products and support that will encourage increasing production with Life USA. To put emphasis on developing new production,

================================================================================

LifeUSA Marketing, Inc. was formed in 1996 as a wholly-owned subsidiary of Life USA Holding. The marketing company will serve as the umbrella organization to acquire other marketing companies and support the entire marketing efforts of the company. Life USA has the desire to make LifeUSA Marketing one of the largest and most potent distribution powers in the financial services industry.

     Probably the crowning achievement of 1997 was reaching agreement (announced in early 1998) with Allianz Life Insurance Company of North America to expand and extend our current marketing and administrative agreement and for Allianz Life to provide $100 million of capital to Life USA over the next five years. This is a significant milestone for Life USA. The guaranteed access to capital is obviously important. Of even more importance, however, may be that this agreement assures the independence of Life USA and signals that the company will continue to increase its influence as a new leader in the life insurance industry.

     As for 1998, the environment for the sale of fixed income insurance products continues to be difficult, with no signs of improvement. The only way to offset the constrictions of a shrinking market is to take a larger share. The best way to do that is to have more people working the market. We call it, "Building a Bigger Army!"

     And, that is just what we will attempt to do. Our major emphasis in 1998 will be to place a larger LifeUSA "army" in the field. We will do this by working closely with new marketing companies to get them into production, placing heavy emphasis on recruiting new agents to represent LifeUSA, and investing in more marketing companies.

     Tied to this recruiting effort will be continued efforts to provide what has been described as, "the best service offered by any company in the industry," and the introduction of new products and promotions that will encourage sales, even in a low interest rate environment.

     There are a few other points of interest.

   * EXPENSES -- The company will make a concerted effort to control expenses in 1998. The target is to hold the increase in operating expenses to less than 5%, on a projected 15% increase in production.

   * YEAR 2000 -- A comprehensive analysis of the Year 2000 issues was completed in 1997. As a result of the analysis, programming changes were determined for all key transaction systems that will be used into the Year 2000. All programming changes on thse system are expected to be completed by the end ofthe second quarter in 1998. Additionally, procedures are in place to test and certify all new application systems and other software applications used by the Company. Finally, Year 2000 compliance assurances will be obtained from all vendors, and contingent vendors will be identified. Management believes that the Company, which has only been operating since 1987, has significantly fewer complex year 2000 issues than many other insurance companies.

   * LITIGATION -- It is unfortunate, but increased litigation activity is a way of life in business today. The company is currently a defendant in two potential class action complaints. One as part of a larger Allianz Life action and another specifically related to annuity sales in Pennsylvania. We do not believe there is merit to either action, and the company will vigorously defend itself. However, the nature of the actions means that Life USA will have to divert resources, time and capital to defend the company and our actions.

     On balance, we are pleased with the performance of our company in 1997. We are confident that the company is as well positioned as possible to deal with the challenges of a changing business environment and to continue our record of growth and success. Thank you for your interest and continued support.

/s/ Robert W. MacDonald

Robert W. MacDonald
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Life USA Holding, Inc.
CHIEF EXECUTIVE OFFICER
LifeUSA Insurance Company

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
LIFE USA HOLDING, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

AS OF AND FOR THE YEAR ENDED DECEMBER 31                                                 1997
--------------------------------------------------------------------------------------------------
Consolidated results of operations:
 Revenues .......................................................................    $   369,903
 Net income .....................................................................         26,978
 Adjustments to arrive at net operating income(1):
  Net realized gains on investments .............................................           (670)
  Charges (credits) for state guaranty fund assessments .........................           (930)
  Changes in tax liability for prior years' activity ............................            700
                                                                                     -----------
 Net operating income(1) ........................................................         26,078

Per share data:
 Diluted shares .................................................................     25,160,437
 Convertible subordinated debenture interest addback, net of tax ................    $       870
 Net income .....................................................................           1.11
 Net operating income(1) ........................................................           1.07

Consolidated financial position:
 Assets .........................................................................    $ 5,062,774
 Invested assets (fixed maturity investments and cash and cash equivalents) .....      2,165,786
 Debt (convertible subordinated debentures) .....................................         36,030
 Shareholders' equity:
  As reported ...................................................................        222,400
  Excluding SFAS No. 115 ........................................................        214,251

Common stock data:
 Shares issued, outstanding and to be issued ....................................     22,759,288
 Book value per share:
  As reported ...................................................................    $      9.77
  Excluding SFAS No. 115 ........................................................           9.41
 Closing price ..................................................................          16.88

Financial ratios and other data:
 Return on invested assets--net income ..........................................           1.25%
 Return on invested assets--net operating income(1) .............................           1.20%
 Return on equity--net income:
  As reported ...................................................................          12.13%
  Excluding SFAS No. 115 ........................................................          12.59%
 Return on equity--net operating income(1):
  As reported ...................................................................          11.73%
  Excluding SFAS No. 115 ........................................................          12.17%
 Debt to equity:
  As reported ...................................................................          16.20%
  Excluding SFAS No. 115 ........................................................          16.82%
 Closing price to net income per share (P/E ratio) ..............................           15.2x
 Closing price to net operating income per share(1) .............................           15.8x
 Closing price to book value per share:
  As reported ...................................................................           1.73x
  Excluding SFAS No. 115 ........................................................           1.79x
 Total market capitalization ....................................................    $   384,063


------------------

1) Net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders, (ii) charges (credits) for state guaranty fund assessments and
   (iii) changes in tax liability for prior years' activity.

   In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Beginning January 1, 1994, under the provisions of SFAS No. 115, held to maturity investments are carried at amortized cost and available for sale investments are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

================================================================================

                                                                      FIVE YEAR
                                                                        AVERAGE
                                                                       COMPOUND
    1996              1995              1994              1993       GROWTH RATE
-------------   ---------------   ---------------   ---------------  -----------

$   316,898       $   272,781       $   206,313       $   199,685       20.47%
     23,454            19,097            14,469            15,115       22.28%

       (408)           (1,828)             (641)             (989)
      1,998             1,877             1,704               624
          0                 0                 0                 0
-----------------------------------------------------------------
     25,044            19,146            15,532            14,750       23.84%


 23,358,663        22,524,396        20,409,047        19,055,286
$       870       $       757             N/A               N/A
       1.04              0.88       $      0.71       $      0.79       10.79%
       1.11              0.88              0.76              0.77       12.23%


$ 4,386,723       $ 3,867,539       $ 3,065,271       $ 2,394,471       26.92%
  1,902,465         1,754,087         1,249,321           899,998       37.08%
     36,030            36,030             6,041             6,351

    172,615           156,896           106,916           107,204       41.72%
    169,280           144,189           123,836           107,204       40.67%


 20,974,901        20,324,747        20,179,617        19,978,118

$      8.23       $      7.72       $      5.30       $      5.37        29.08%
       8.07              7.09              6.14              5.37        28.12%
      12.00              8.00              7.25             18.88

       1.23%             1.09%             1.16%             1.68%
       1.32%             1.09%             1.24%             1.64%

      13.59%            12.17%            13.53%            14.10%
      13.86%            13.24%            11.68%            14.10%

      14.51%            12.20%            14.53%            13.76%
      14.79%            13.28%            12.54%            13.76%

      20.87%            22.96%             5.65%             5.92%
      21.28%            24.99%             4.88%             5.92%
       11.5x              9.1x             10.2x             23.8x
       10.8x              9.1x              9.5x             24.4x

       1.46x             1.04x             1.37x             3.52x
       1.49x             1.13x             1.18x             3.52x
$   251,699       $   162,598       $   146,302       $   377,087

------------------

   In 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. It excludes the effects of options, warrants and convertible securities. Diluted earnings per share is computed based on the weighted average number of shares outstanding assuming that the proceeds from conversion of all stock options and warrants shall be used to purchase common stock at the average market price during the period. In accordance with SFAS No. 128, the Company has restated earnings per share for the years 1993 through 1996.

COMPANY AND BUSINESS DESCRIPTION
LIFE USA HOLDING, INC.
================================================================================

                        COMPANY AND BUSINESS DESCRIPTION


COMPANY STRUCTURE

     Life USA Holding, Inc. (the Company) is a national financial services holding and marketing company with $5.06 billion in consolidated assets. LifeUSA Insurance Company (LifeUSA Insurance), its largest and most significant wholly-owned subsidiary, is licensed to write and sell life insurance and several forms of annuities through independent field marketing organizations and agents in the District of Columbia and all states except New York. Universal Benefits Life, which markets and administers employee payroll deduction plans, is a division of LifeUSA Insurance. In 1997 Universal Benefits Life, a division of LifeUSA Insurance, administered supplemental employee retirement plans through payroll deduction, to 39,000 employees participating in 5,000 plans.

     LifeUSA Insurance sells a variety of innovative life insurance and annuity products which offer long-term retirement benefits to consumers who seek protection against outliving their financial resources. These products are sold by a national marketing and distribution system comprised of Field Marketing Organizations (FMOs) with independent agents and serviced by home office staff.

     The Company has two additional subsidiaries: LifeUSA Securities, Inc. (LifeUSA Securities) and LifeUSA Marketing, Inc. (LifeUSA Marketing). LifeUSA Securities is a retail broker-dealer which distributes a family of LifeUSA mutual funds as well as other established mutual funds and distributes variable life insurance and annuity contracts. LifeUSA Marketing conducts a variety of marketing activities for the Company. In August 1996, LifeUSA Marketing acquired Tax Planning Seminars, a national marketing organization that had been contracted with LifeUSA Insurance for seven years. In addition, LifeUSA Marketing acquired minority equity interests in Creative Marketing International Corporation in November 1996, Personalized Brokerage Services, Inc. in May 1997, Ann Arbor Annuity Exchange in July 1997 and Roster Financial, LLC in December 1997, all national FMOs.

     Management has organized the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The segments include:
Insurance, Marketing and Corporate. Management's Discussion and Analysis on Business Segments which follows on page 27, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations.


MARKETING AND DISTRIBUTION

     As of February 2, 1998, 151 independent FMOs and 55,000 agents were licensed to market LifeUSA Insurance policies and produce business for Allianz Life Insurance Company of North America (Allianz Life). All FMOs and agents are independent contractors and are responsible for their operating and marketing expenses.

     FMOs coordinate and pay for the marketing of LifeUSA Insurance products and provide recruiting, training and management of the agents contracted through them. Depending on the marketing techniques it uses and the market in which it operates, an FMO may have a few agents or as many as several thousand agents. LifeUSA Insurance provides marketing support to FMOs through marketing training seminars, product demonstrations, product literature and home office support. The FMO receives a gross cash commission from LifeUSA Insurance on business produced and, within specified LifeUSA Insurance guidelines, allocates such commissions among its agents.

     Cash commissions as a percentage of first year premiums are higher for life insurance sales than annuity sales. Commissions are based on a percentage of the targeted annual premiums and consist of both a higher first year commission and a lower renewal commission on premiums paid on a life insurance policy after the first year. FMOs and agents are subject to a chargeback of all or a portion of the commissions paid in the event a life insurance policy is canceled or surrendered, including cancellations for the non-payment of

LIFE USA HOLDING, INC.
================================================================================

premiums, within the first 15 months of issuance. As is customary in the industry, LifeUSA Insurance advances agents up to an aggregate of 50% of first year commissions when life insurance policies are sold even though most of the premiums have not yet been received. LifeUSA Insurance contracts include a financial guaranty by the FMOs for chargebacks and advances to agents within the FMO's organization.

     The Company has developed a strategy to generate additional premium and deposit production from LifeUSA Insurance's existing agents and from new production sources by making loans to or investing in FMOs and by recruiting new FMOs to sell its products. The amount of any loan or investment relates to the revenue currently generated by the FMO and the projected increase in business produced for LifeUSA Insurance by the FMO. To date, the Company has outstanding loans to marketing organizations whose production accounted for 41% of the Company's life insurance and annuity new business during 1997. The loans include incentives of possible interest and principal forgiveness for achieving increased production. During 1997, the FMOs in which LifeUSA Marketing has an equity interest produced 13% of the Company's life insurance and annuity production. In addition, during 1997, LifeUSA Insurance signed marketing agreements with 21 FMOs to market LifeUSA Insurance life insurance and annuity products for the first time. There can be no assurances that the Company's premium and deposit volume or income will be enhanced by the loans to or investments in FMOs or by the contracting of new FMOs.

     Although LifeUSA Insurance's larger and more successful FMOs and agents tend to produce a majority of their business with LifeUSA Insurance, there is no requirement that they do so. FMOs and agents may also be contracted with other life insurance companies. Each FMO essentially serves as a "wholesaler" for LifeUSA Insurance. A typical FMO consists of one or more highly experienced individuals who have demonstrated the ability to build, manage and supervise a marketing organization that is producing, or has the potential to produce, a minimum of $500,000 in annual life and annuity commissions. During 1997, one FMO accounted for 13% of LifeUSA Insurance total production. Although no other single FMO accounted for more than 10% of LifeUSA Insurance total production, the top FMOs (including their respective agents) produced the following portions of LifeUSA Insurance's total business during 1997:

                             PERCENT OF CPCS(1)
                            -------------------
  Top  5 FMOs ..............        34%
  Top 10 FMOs ..............        50%
  Top 25 FMOs ..............        80%

------------------
(1) CPCs (Combined Production Credits) are a measurement of the life insurance and annuity business produced.

LIFE USA HOLDING, INC.
================================================================================

PRODUCTS

     LifeUSA Insurance products compete against the products of other insurance companies on the basis of long-term benefits. Policyholder persistency is encouraged by LifeUSA Insurance's increased retirement income benefit for long-term policyholders and lower benefits in case of early surrender or lapse. LifeUSA Insurance products are designed to permit long-term investment of assets by LifeUSA Insurance during the time premiums are being paid, the time benefits are accumulated and the time benefits are being paid out. This product design not only makes the products attractive to certain consumers, but also permits LifeUSA Insurance to invest exclusively in high quality, long-term securities which tend to provide higher yields than short-term securities. The target market for the Company's products are consumers with average annual incomes of $25,000 to $60,000. Management believes that this market is not adequately serviced by the insurance industry and that the features of the Company's products will be attractive to these consumers.

     LifeUSA Insurance has designed its products to emphasize long-term value and benefits. This is what management believes the "baby-boom" generation needs most and the insurance industry is best suited to provide -- long-term benefits in the form of income guaranteed for a lifetime. The economic concern today is not dying too soon, but living too long. By de-emphasizing short-term gain and lump sum cash benefits to those who surrender their policies, LifeUSA Insurance products are less exposed to the disintermediation risk faced by companies selling commodity-type products.

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

     Management believes that consumer demand for products that meet retirement needs is increasing and will continue to increase in the future due primarily to the aging of the United States population. Management also believes that LifeUSA Insurance products are well-situated to take advantage of this increasing demand.

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

     ANNUITY PRODUCTS. LifeUSA Insurance annuities are designed to offer flexible premium deposit payments and a variety of annuitization options to the annuitant. The product design also protects LifeUSA Insurance against the negative effects of disintermediation and other lump sum withdrawals by providing cash surrender values at amounts less than the annuitization values. To encourage persistency, LifeUSA Insurance annuities pay enhanced benefits to policyholders who allow the annuity funds to accumulate over the long term and then elect some form of income payout option rather than a lump sum cash payment. At December 31, 1997, annuity account values in force (including business produced for Allianz Life) totaled $5.5 billion ($3.7 billion of which was ceded to reinsurers). Over 88% of the in force annuities are single premium annuities. The following describes LifeUSA Insurance's most significant annuity products:

   ACCUMULATOR(SM) CLASSIC The Accumulator Classic (formerly the Accumulator 8) is ideal for the policyholder seeking an excellent return and relatively high liquidity. The policyholder receives an 8% bonus, and after just one year, can elect to receive the entire policy value over as few as five years. The

LIFE USA HOLDING, INC.
================================================================================

   Accumulator Classic accounted for approximately 31% of total annuity deposits in 1997. Approximately 5.9% of such policies annuitize on the first anniversary of the policy. The average deposit paid during 1997 on Accumulator Classic annuities issued in 1997 was $24,000. The Accumulator Classic is marketed by LifeUSA Insurance agents in all states except Oregon and Washington. The average age of the insured at the issuance of the Accumulator Classic annuity is 57. The Accumulator Classic was introduced in 1988.

   ACCUMULATOR(SM) CASH BONUS ANNUITY The Accumulator Cash Bonus annuity offers both high return and flexible liquidity options. The Instant Cash Bonus Option is a permanent feature of the Accumulator Cash Bonus annuity which allows the policyholder to receive the first-year annuity bonus in cash. The Accumulator Cash Bonus annuity accounted for approximately 34% of total annuity deposits in 1997 and is marketed by LifeUSA Insurance agents in all states except New Jersey, Oregon and Washington. The Accumulator Cash Bonus annuity was introduced in 1993.

   IDEAL(SM) ANNUITY The IDEAL annuity is unique in that it provides up to 10 years of protection against interest rate changes (increases and decreases). When issued, the IDEAL annuity offers a base credited rate, plus a 1.5% annual interest bonus, both guaranteed for five years. Thus, the policyholder is protected against a decline in interest rates for the next five years. At the end of the first five-year term, the policyholder has the option to "re-enter" the policy at the interest rate being credited on new issues. The new credited rate, plus another 1.5% annual interest bonus, is then guaranteed for a new five-year term. Thus, the policyholder is also protected against a rise in interest rates. The IDEAL annuity accounted for approximately 18% of total annuity deposits in 1997 and is marketed by LifeUSA Insurance agents in all states except New Jersey, North Dakota, Oklahoma, Oregon and Washington. The IDEAL annuity was introduced in 1997.

   IDEAL(SM) INDEX ANNUITY The IDEAL Index annuity combines the protection against interest rate changes of the IDEAL annuity with an additional benefit tied to the performance of the S&P 500(R) Index over the five-year term. The appeal of the product is that one can buy a competitive fixed annuity, with principal and interest guaranteed, and should the S&P 500(R) Index outperform the annuity over a five-year period, one-half of the incremental growth is added to the value of the annuity. While not an investment product, the IDEAL Index annuity is positioned as an alternative "safe haven" for investment funds. An investor can "lock-in" current gains and still participate, should the stock market continue to rise, all with no down-side exposure. The IDEAL Index annuity accounted for approximately 2% of total annuity deposits in 1997 and is marketed by LifeUSA Insurance agents in all states except Connecticut, Delaware, Illinois, Maryland, Minnesota, Missouri, New Jersey, North Dakota, Oklahoma, Oregon, South Carolina, Texas, Virginia and Wyoming. The IDEAL Index annuity was introduced in 1997.

   IDEA(R) The IDEA -- Individual Disability Escalating Annuity -- is a revolutionary concept in single premium deferred annuity product design. With the IDEA, a policyholder will receive 60% more monthly retirement income in the event of total disability due to illness, accident or old age; the income increase is 30% in the event of partial disability. The increased income benefit is paid as long as the disability lasts, even for life. The IDEA accounted for less than 1% of total annuity deposits in 1997 and is marketed by LifeUSA Insurance agents in all states except New Jersey, Oregon, Pennsylvania and Washington. In late 1992, the IDEA feature was added to all new UAL I and UAL III policies, with the exception of policies sold in New Jersey, Pennsylvania and Washington. The IDEA was introduced in 1992.

     LIFE INSURANCE PRODUCTS. At December 31, 1997, life insurance account values in force (including business produced for Allianz Life) aggregated $299.1 million ($199.8 million of which was ceded to

LIFE USA HOLDING, INC.
================================================================================

reinsurers). The majority of in force life insurance business is paid in annual or more frequent installments. The following describes LifeUSA Insurance most significant life insurance product:

   UNIVERSAL ANNUITY LIFE(R) I AND UNIVERSAL ANNUITY LIFE(R) III The Universal Annuity Life (UAL) products are policies specifically designed to pay the insured as much for living as for dying. At younger ages, when the protection against premature death is needed most, the UAL products provide tax-free death benefits for the policyholder's family or business. At retirement, there are a variety of annuitization options available which provide significant additional monthly income if a lifetime payout is selected. Also available is the IDEA(R) (see "IDEA" section shown above for further discussion) option which allows payments to increase by as much as 60% if the insured becomes fully disabled. The UAL I and UAL III products are marketed by LifeUSA Insurance agents in all states except that product approval by regulatory authorities is pending review in New Jersey for UAL I and New Jersey and Pennsylvania for UAL III. In 1997, the UAL I and UAL III products accounted for 88% of total life insurance premiums. The UAL I and UAL III were introduced in 1990 and 1991, respectively.

     LIFEUSA SECURITIES PRODUCTS. LifeUSA Securities is the primary distributor for LifeUSA Funds, a fund of funds managed by Investment Advisers, Inc. of Minneapolis. In the fund are six portfolios to meet investment objectives ranging from aggressive growth to principal preservation. These portfolios provide immediate diversification into as many as ten underlying funds with a single minimum investment and the benefits of active portfolio rebalancing with no additional fees assessed to the portfolio. In addition, LifeUSA Securities also distributes 22 other established mutual funds.

     LifeUSA Securities also has an agreement with United Investors Life Insurance Company and its affiliate, Waddell & Reed, Inc. to distribute on a wholesale basis a variable annuity contract, ADVANTAGE II. ADVANTAGE II is issued by United Investors Life Insurance Company and the underlying investment portfolios are managed by Waddell & Reed, Inc.


REINSURANCE

     REINSURANCE CEDED Since its inception in 1987, LifeUSA Insurance has entered into various agreements to reinsure a substantial portion of the new life insurance and annuity business written each year. Entering into these reinsurance agreements has allowed LifeUSA Insurance to write a larger volume of business than it would otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus.


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

LIFE USA HOLDING, INC.
================================================================================

     The following table shows the percentages of new life insurance and annuity business written by LifeUSA that have been ceded since inception:

                                              LIFE INSURANCE     ANNUITY
                                             ----------------   --------
       September 1987 - December 1988 .......       100%           100%
       January 1989 - December 1989 .........        95            100
       January 1990 - December 1990 .........        75             75
       January 1991 - December 1992 .........        70             75
       January 1993 - June 1993 .............        65             65
       July 1993 - September 1995 ...........        50             50
       October 1995 - Present ...............        75             75

     The Company receives commissions and expense allowances on the portions of the LifeUSA Insurance life insurance and annuity products reinsured and service fees on business produced for Allianz Life. The commissions and expense allowances and service fees (combined together and shown on the Consolidated Statement of Income as commission and expense allowances, net) received on life insurance policies are approximately 150% of the first-year planned target premium and range from 121|M/2% to 18% of renewal and first-year excess premiums. The Company also receives commissions and expense allowances and service fees ranging from 61|M/2% to 22% on annuity deposits. An additional allowance equal to .20% of the cash value of all annuities issued after April 1, 1991 until December 31, 1996 is received as of the beginning of policy years two through ten. For annuities issued after January 1, 1997, an additional allowance equal to .16% of the account value of all annuities is received as of the beginning of policy year two through the life of the policy.

     The reinsurance agreements require the Reinsurers' approval of policy forms and terms of LifeUSA Insurance products reinsured by the Reinsurers. Under these agreements, $545.8 million, $437.9 million and $350.8 million of premiums and deposits were ceded to the Reinsurers by LifeUSA Insurance for the years ended December 31, 1997, 1996 and 1995, respectively.

     When a life insurance policy ceded to the Reinsurers lapses before the end of 15 months, the Company has agreed to pay a chargeback equal to the excess of the allowances received over the premiums received. As of December 31, 1997 and 1996, the reserve for lapsed policy chargebacks was $650,000 and $700,000, respectively.

     Assets and liabilities related to reinsurance ceded are reported on a gross basis reflecting the possibility that reinsured risks could become a liability to the Company in the event the Reinsurers become unable to meet the obligations they have assumed. Any restriction, limitation or condition imposed by the Reinsurers could have a material effect on LifeUSA Insurance's ability to write new business if LifeUSA Insurance was not able to replace the current reinsurers.

     REINSURANCE ASSUMED LifeUSA Insurance assumes directly from Allianz Life, a portion of new life insurance and annuity business written on policy forms similar to those of LifeUSA Insurance. Under this agreement, $146.0 million, $122.7 million and $175.5 million of premiums and deposits were assumed by LifeUSA Insurance from Allianz Life for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following table shows the percentages of new life insurance and annuity business produced for Allianz Life that have been assumed by LifeUSA since inception:

                                              LIFE INSURANCE     ANNUITY
                                             ----------------   --------
       September 1987 - December 1989 .......      --%            --%
       January 1990 - December 1990 .........      25              25
       January 1991 - December 1991 .........      30              25
       January 1992 - June 1993 .............      50              30
       July 1993 - September 1995 ...........      50              50
       October 1995 - Present ...............      25              25

LIFE USA HOLDING, INC.
================================================================================

     AGREEMENT WITH ALLIANZ LIFE Since 1988, under the terms of agreements between the Company and Allianz Life, life insurance and annuity products have been produced for Allianz Life on policy forms similar to those of LifeUSA Insurance (the "Allianz/LUSA Business"). The Company has received service fees for the Allianz/LUSA Business, and the Company has provided all administrative and other home office services and paid commissions due agents and premium taxes on the Allianz/LUSA Business. During 1997, long-term care business was produced for Allianz Life, and the Company received service and administration fees for that business.

     MAINTENANCE EXPENSES The Company is obligated to continue servicing the LifeUSA Insurance life insurance and annuity policies and the Allianz/LUSA Business. For policies issued prior to 1991, the Company believes that the present value of anticipated future expenses required to service policies that have been ceded will exceed the present value of anticipated future renewal allowances by $250,000, and has accrued a liability for that amount. This requires estimating renewal allowances and servicing costs many years into the future, and it is possible that actual future renewal allowances and servicing costs will not conform to the assumptions inherent in the current estimation of allowances and costs. Management continuously monitors actual renewal allowance and servicing cost experience as it emerges and, should material changes in the assumptions occur, the liability will be modified to the extent that the present value of future servicing costs is expected to exceed the present value of future renewal allowances.

LIFE INSURANCE AND ANNUITIES IN FORCE

     The following table shows LifeUSA Insurance life insurance and annuity in force information at December 31, 1997 and December 31, 1996 (in millions):

                                        DECEMBER 31, 1997     DECEMBER 31, 1996
                                       -------------------   ------------------
   Life insurance account values:
     All policies(1) .................       $    299.1          $    260.1
     Direct and assumed business(2) ..            257.0               223.4
     Net of reinsurance(3) ...........             99.3                85.5
   Life insurance face amounts:
     All policies(1) .................          7,997.5             8,204.2
     Direct and assumed business(2) ..          6,931.7             7,132.5
     Net of reinsurance(3) ...........          2,277.7             2,385.2
   Annuity account values:
     All policies(1) .................          5,518.4             4,876.7
     Direct and assumed business(2) ..          3,916.6             3,496.3
     Net of reinsurance(3) ...........          1,781.1             1,655.5

------------------
(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.
(2) Includes all LifeUSA Insurance products and the Allianz/LUSA Business assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance products retained by LifeUSA Insurance and the portion of Allianz/LUSA Business assumed by LifeUSA Insurance.


UNDERWRITING

     All life insurance business is subject to standard underwriting procedures as agreed to by the Reinsurers, using an underwriting manual from the Reinsurers. Republic-Vanguard is the reinsurer currently charged with the responsibility of reviewing the underwriting practices of LifeUSA Insurance and performing periodic audits (every other year) of LifeUSA Insurance compliance with underwriting procedures and results. There are minimal underwriting requirements with regard to annuity business.

     LifeUSA Insurance can underwrite all life policies with a face amount up to $500,000 without approval of Republic-Vanguard. Amounts above this level require individual evaluation by Republic-Vanguard. As

LIFE USA HOLDING, INC.
================================================================================

appropriate, varying requirements, including tests, medical exams and personal financial statements, may be required at higher ages and/or larger face amounts of insurance.


INVESTMENT POLICIES

     The Company's long-term investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, foreign government obligations denominated in U.S. dollars and issued and traded in the United States, mortgage-backed securities issued or guaranteed by U.S. government corporations or agencies and investment grade corporate obligations. The Company has never purchased real estate, private direct mortgages or below investment-grade securities. The Company engages Investment Advisers, Inc. (IAI), a Minneapolis-based investment advisory firm, and Allianz Investment Corporation
(AIC), an affiliate of Allianz Life, to serve as the Company's investment advisers. At December 31, 1997, assets managed for customers by IAI and AIC exceed $14 billion and $20 billion, respectively.

     IAI and AIC effect purchases of investment securities for the Company based on the Company's guidelines. The investment philosophy of LifeUSA Insurance is reflected by investment guidelines adopted by the Board of Directors of the Company in 1990 and reaffirmed annually, as follows:

   SIZE: no more than 5% of the Company's invested assets in any issuer other than direct or guaranteed United States obligations, no more than 25% of invested assets in any industry, and no more than 2% of any issue other than direct or guaranteed United States obligations;

   QUALITY: minimum quality of "BBB-" or better, average quality "A" or better;

   DURATION: match to liabilities, allow for sufficient liquidity and cash flow matching; and

   INCOME: manage to maintain or increase income, excluding capital gains.


AGENT AND EMPLOYEE OWNERSHIP

     Historically, the Company has issued a variety of equity-based financial instruments (common stock, convertible subordinated debentures and stock options) to LifeUSA Insurance agents and the Company's home office employees in order to provide these individuals with an ownership interest in the Company and create an important incentive to produce premiums and maintain profitable operations. From 1992 through March 31, 1997, the Company granted stock options as commission bonuses to LifeUSA Insurance agents based on net earned commissions on business written. The Company discontinued the granting of stock options as production bonuses in the calendar quarter ended March 31, 1997. The Company also has a stock option plan for employees under which employees on the anniversary date of their employment receive options on a number of shares of common stock equal to 1% of their annual salary at an exercise price per share of not less than 150% of the market value of a share of common stock on the date the option is issued. The Company will continue to grant stock options to employees.


QUALITY OF SERVICE

     Management believes that quality service, responsiveness and support to agents and to policyholders have been and continue to be critical to agent retention, policyholder satisfaction and cost-effective operations. As a result of their ownership interests in the Company, home office employees have a special commitment to their jobs and are referred to as "home office owners." An example of home office responsiveness created by this commitment is the "48-hour challenge." If an insurance application conforming to normal standards is not completed within 48 hours, the agent receives $100. For 1997, over 57,000 applications were submitted and only 53 challenges were paid.

LIFE USA HOLDING, INC.
================================================================================

     At December 31, 1997, the Company employed 435 full-time and 26 part-time persons, and the number of persons performing home office functions were as follows:

                                                              NUMBER OF
           HOME OFFICE FUNCTION                               EMPLOYEES
           -----------------------------------------------   ----------
           Executive ....................................         19
           Operations ...................................        188
           Support ......................................         89
           Marketing ....................................         61
           Information Services .........................         59
           Universal Benefits Life (payroll deduction) ..         39
           Securities ...................................          6

     The Company's employees are not represented by a collective bargaining unit. The Company considers its general relations with its employees to be excellent.


COMPETITION

     The industry in which the Company operates is highly competitive, with many competitors offering diverse products through various alternative marketing or distribution systems. The Company's products compete not only with life insurance and annuities but with other retirement-oriented financial products. Management believes that LifeUSA Insurance's unique and innovative products will continue to attract policyholders to LifeUSA Insurance. Competition for FMOs and agents with demonstrated ability is also intense. However, management believes that LifeUSA Insurance has been able to attract and will continue to be able to attract, motivate and retain productive, independent FMOs and agents by providing innovative products and quality service.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS
LIFE USA HOLDING, INC.
================================================================================

RESULTS OF OPERATIONS

     The following analysis of the results of operations and financial condition of the Company and its wholly-owned subsidiaries, LifeUSA Insurance, LifeUSA Securities and LifeUSA Marketing, should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report to Shareholders and Form 10-K.

     In 1997, the Company generated increases in total collected annuity deposits, invested assets and annuities in force. As a result, revenues from policyholder charges, net investment income and commissions and expense allowances increased. Expenses incurred for interest credited to policyholder account values and commissions also increased during 1997 for similar reasons. In addition, the Company incurred operating expenses relating to the 1997 national advertising campaign. Primarily as a result of these factors, net income for 1997 increased 15% compared to 1996.

     In addition, the combination of two non-operating income items (net realized gains on investments and credits for state guaranty fund assessments) partially offset by a change in tax liability for prior years' activity, had a positive effect on 1997 net income.

     PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including premiums and deposits on policies produced by LifeUSA Insurance agents for Allianz Life, were $1.29 billion, $1.05 billion and $1.04 billion in 1997, 1996 and 1995, respectively, and represented an increase of 23% in 1997 compared to 1996 and an increase of 1% in 1996 compared to 1995. The following table shows the amounts of premiums and deposits collected, ceded and retained for the three years (in thousands):


                                                            YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1997         1996         1995
                                                    ----------   ----------   ----------
Collected Premiums and Deposits(1):
 LifeUSA Insurance:
  Life:
    First year ..................................   $    7,883   $   12,731   $   16,451
    Single and renewal ..........................       52,323       49,242       44,418
                                                    ----------   ----------   ----------
     Total Life .................................       60,206       61,973       60,869
    Annuities ...................................      684,992      547,748      585,739
                                                    ----------   ----------   ----------
       Total LifeUSA Insurance collected premiums
        and deposits ............................      745,198      609,721      646,608
 Allianz Life:
  Life:
    First year ..................................        2,142        3,261        4,693
    Single and renewal ..........................       14,961       14,817       13,010
                                                    ----------   ----------   ----------
     Total Life .................................       17,103       18,078       17,703
    Annuities ...................................      532,151      424,659      379,588
                                                    ----------   ----------   ----------
       Total Allianz Life collected premiums
        and deposits ............................      549,254      442,737      397,291
                                                    ----------   ----------   ----------
       Total collected premiums and deposits ....   $1,294,452   $1,052,458   $1,043,899
                                                    ==========   ==========   ==========

------------------
(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Premiums and Deposits Not Retained or Assumed(2):
 LifeUSA Insurance:
  Life:
    First year ..................................  $  5,913  $  8,416  $  8,351
    Single and renewal ..........................    34,021    31,925    30,167
                                                   --------  --------  --------
     Total Life .................................    39,934    40,341    38,518
    Annuities ...................................   505,829   397,566   312,325
                                                   --------  --------  --------
       Total LifeUSA Insurance premiums and
        deposits not retained ...................   545,763   437,907   350,843
 Allianz Life:
  Life:
    First year ..................................     1,607     2,228     2,377
    Single and renewal ..........................     8,833     8,596     7,722
                                                   --------  --------  --------
     Total Life .................................    10,440    10,824    10,099
    Annuities ...................................   392,807   309,198   211,731
                                                   --------  --------  --------
       Total Allianz Life premiums and deposits
        not assumed .............................   403,247   320,022   221,830
                                                   --------  --------  --------
         Total premiums and deposits not retained
         or assumed .............................  $949,010  $757,929  $572,673
                                                   ========  ========  ========
Retained or Assumed Premiums and Deposits(3):
 LifeUSA Insurance:
  Life:
    First year ..................................  $  1,970  $  4,315  $  8,100
    Single and renewal ..........................    18,302    17,317    14,251
                                                   --------  --------  --------
     Total Life .................................    20,272    21,632    22,351
    Annuities ...................................   179,163   150,182   273,414
                                                   --------  --------  --------
       Total LifeUSA Insurance retained
        premiums and deposits ...................   199,435   171,814   295,765
 Allianz Life:
  Life:
    First year ..................................       535     1,033     2,316
    Single and renewal ..........................     6,128     6,221     5,288
                                                   --------  --------  --------
     Total Life .................................     6,663     7,254     7,604
    Annuities ...................................   139,344   115,461   167,857
                                                   --------  --------  --------
       Total Allianz Life assumed premiums
        and deposits ............................   146,007   122,715   175,461
                                                   --------  --------  --------
         Total retained or assumed premiums
         and deposits ...........................  $345,442  $294,529  $471,226
                                                   ========  ========  ========

------------------
(2) Includes premiums and deposits related to LifeUSA Insurance ceded by LifeUSA Insurance to the Reinsurers and premiums and deposits related to Allianz/LUSA Business that have not been assumed by LifeUSA Insurance.
(3) Includes premiums and deposits related to LifeUSA Insurance retained by LifeUSA Insurance and premiums and deposits related to Allianz/LUSA Business assumed by LifeUSA Insurance. LifeUSA Insurance invests these premiums and deposits for the purpose of providing future benefits to its policyholders.

Reference is made to Reinsurance in the Company and Business Description section on pages 10 -12 in this Annual Report to Shareholders and Form 10-K for further details on the Company's reinsurance agreements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     REVENUES. Total revenues were $369.9 million, $316.9 million and $272.8 million in 1997, 1996 and 1995, respectively. The increase in total revenues of 17% in 1997 compared to 1996 was primarily due to the increase in net commissions and expense allowances associated with increased production of business not retained or assumed. Also contributing to the increase in revenues was the increase in net investment income generated by the growth of invested assets and net realized gains on investments. The increase in total revenues of 16% in 1996 compared to 1995 was due primarily to the increase in policyholder charges and net investment income generated by the growth in annuities in force and invested assets and the increase in commissions and expense allowances associated with the October 1, 1995 reduction in LifeUSA Insurance net retention. The discussion which follows gives a line-by-line comparison of revenue for the years ended December 31, 1997, 1996 and 1995. See also the Business Segments section which follows on page 27 for additional analysis of the results of operations.

     Policyholder charges, which represent the amounts assessed against policy account values for the cost of insurance, policy administration, annuitizations and surrenders, increased 6%, or $2.6 million, in 1997 compared to 1996, and 30%, or $10.9 million, in 1996 compared to 1995, reflecting the growth in and maturity of LifeUSA Insurance net retained account values in force.

     Increases in net investment income of 11%, or $14.7 million, in 1997 compared to 1996, and 19%, or $20.3 million, in 1996 compared to 1995, are attributable to increases in invested assets (fixed maturity investments and cash and cash equivalents) to $2.17 billion at December 31, 1997 from $1.90 billion at December 31, 1996 and $1.75 billion at December 31, 1995, which was only partially offset by the reduction in yield on investments. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.30%, 7.44% and 7.46% at December 31, 1997, 1996 and 1995, respectively.

     Net realized gains on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for 1997, 1996 and 1995 (dollars in millions, except per share amounts):

                                                          1997    1996    1995
                                                          ---------------------
Net realized gains on investments ..................      $4.4    $1.8    $7.6
Increase in:
Amortization of deferred policy acquisition costs ..       1.9      .7     2.8
Other benefits to policyholders ....................       1.4      .5     2.0
                                                          ---------------------
Income before income taxes .........................       1.1      .6     2.8
Income taxes .......................................        .4      .2      .9
                                                          ---------------------
Net income .........................................       $.7     $.4    $1.9
                                                          =====================
Diluted earnings per share .........................       $.03    $.02    $.08
                                                          =====================

     Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life increased 24%, or $32.4 million, in 1997 compared to 1996. This increase is consistent with the 23% increase in total collected premiums and deposits. The increase in net commissions and expense allowances of 15%, or $17.9 million, in 1996 compared to 1995, was due primarily to the October 1, 1995 reduction in LifeUSA Insurance's net retention.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

   The following table shows the amounts of net commissions and expense allowances for 1997, 1996 and 1995 (in thousands):


                                                         1997         1996          1995
                                                       ---------    ---------    ---------
LifeUSA Insurance:
 Life:
   First year ......................................   $   7,153    $  10,263    $   9,746
   Single and renewal ..............................       5,515        5,246        5,039
    Total Life .....................................      12,668       15,509       14,785
   Annuities .......................................      77,145       59,003       45,776
                                                       ---------    ---------    ---------
     Total LifeUSA Insurance .......................      89,813       74,512       60,561
Allianz Life:
 Life:
   First year ......................................       2,148        3,336        4,746
   Single and renewal ..............................       2,110        2,227        1,941
                                                       ---------    ---------    ---------
    Total Life .....................................       4,258        5,563        6,687
   Annuities .......................................      76,955       58,431       53,344
                                                       ---------    ---------    ---------
     Total Allianz Life ............................      81,213       63,994       60,031
Lapse policy chargebacks ...........................        (908)        (772)        (746)
                                                       ---------    ---------    ---------
       Total commissions and expense allowances, net   $ 170,118    $ 137,734    $ 119,846
                                                       =========    =========    =========

------------------
The above table includes commissions and expense allowances related to LifeUSA Insurance policies that have been ceded by LifeUSA Insurance to the Reinsurers and service fees related to Allianz/LUSA Business.

The Company pays a lapse policy chargeback to the Reinsurers when a life insurance policy that has been ceded lapses before the end of 15 months. The chargeback paid for each policy is equal to the excess of the allowances received over the premiums received.

Reference is made to Reinsurance in the Company and Business Description section on pages 10 -12 in this Annual Report to Shareholders and Form 10-K for further details on the Company's reinsurance agreements.

     EXPENSES. Total expenses were $326.8 million, $279.8 million and $242.8 million in 1997, 1996 and 1995, respectively. The increase in total expenses of 17% in 1997 compared to 1996 was primarily due to increased sales in 1997 and the national advertising and sales promotion campaign. The increase in total expenses of 15% in 1996 compared to 1995 was primarily due to growth in and maturity of life insurance and annuities in force. The discussion which follows gives a line-by-line comparison of expenses for the years ended December 31, 1997, 1996 and 1995. See also the Business Segments section on page 27 which follows for additional analysis of the results of operations.

     Increases in interest credited to policyholder account values of 10%, or $10.0 million, in 1997 compared to 1996 and 18%, or $14.9 million, in 1996 compared to 1995 reflect the growth in and maturity of annuities in force. Increases in other benefits to policyholders of 32%, or $5.6 million, in 1997 compared to 1996 reflect the accrual of bonuses to be paid to policyholders (the primary component of other benefits to policyholders) that is generated by the production of new business and the additional accrual of bonuses that is generated by the net realized gains on investments described above. Other benefits to policyholders increased 18%, or $2.7 million, in 1996 compared to 1995 for the same reasons, as well as revisions made to the estimates in the models used to accrue for bonuses to be paid to policyholders described below.

     Amortization of deferred policy acquisition costs increased 13%, or $3.3 million, in 1997 compared to 1996. This reflects the combination of an increase in gross profits due to a growing, more mature block of in force business, and an increase in the amortization of deferred policy acquisition costs as a result of the net realized gains on investments described above. Amortization of deferred policy acquisition costs increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

11%, or $2.4 million, in 1996 compared to 1995 for the same reasons, as well as revisions made to the estimates in the models used to amortize deferred policy acquisition costs described below.

     LifeUSA Insurance uses models to estimate future gross profits and allocate current gross margins in order to amortize deferred policy acquisition costs and accrue for bonuses to be paid to policyholders (the primary component of other benefits to policyholders). In accordance with Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," LifeUSA Insurance is required to make revisions to the estimates in these models and adjust amortization accordingly. In 1997 and 1995 minor revisions were made to the estimates used in these models, however, the effect on financial results was insignificant. During 1996, revisions were made to the estimates in the models used to amortize deferred policy acquisition costs and accrue for bonuses to be paid to policyholders. The cumulative effect of these revisions increased pretax income by $2.7 million in 1996.

     The following table shows comparative rates for lapses, surrenders and annuitizations for 1997, 1996 and 1995:


                                                                          1997    1996    1995
                                                                          ----    ----    ----
Annualized first year lapse rate for life insurance policies
 (excluding single premium) .........................................     22.7%   20.7%   21.1%
Annualized first year (13 months) surrender rate for annuities ......      1.2     1.1     1.1
Annualized first year (13 months) annuitization rate for annuities ..      6.1     5.9     6.0

     The impact on estimated gross profits of actual policy experience, including the rates shown above, is consistent with the assumptions in the models used by LifeUSA Insurance to compute deferred policy acquisition cost amortization. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

     Commissions to agents increased 27%, or $21.3 million, in 1997 compared to 1996. These increases were due to an increase in total collected premiums and deposits discussed previously and a change in the mix of deferred annuity products sold, both of which were partially offset by the decline in collected first year life insurance premiums which earn the highest commission rates paid by LifeUSA Insurance. Commissions to agents increased 12%, or $8.5 million, in 1996 compared to 1995 due to the increase in collected premiums and deposits discussed previously and the October 1, 1995 reduction in LifeUSA Insurance net retention which resulted in less commissions being deferred in 1996 than were deferred in 1995, partially offset by the decline in collected first year life premiums.

     Taxes, licenses and fees (which consists primarily of premium taxes and state guaranty fund assessments) decreased 24%, or $853,000, in 1997 compared to 1996. This decrease was primarily due to a general decline in overall industry assessment liabilities and a reduction in the Company's estimates for future assessment liabilities, recoveries in the first quarter of 1997 of guaranty fund assessments and state income taxes paid in 1996 and offsetting increases in premium taxes related to increased production. Taxes, licenses and fees decreased 54%, or $4.1 million, in 1996 compared to 1995. This decrease was primarily due to the combined impact of a refund of state premium taxes paid in prior years that was received during 1996 and changes made in the method of accruing for premium taxes, partially offset by the slight increase in charges for state guaranty fund assessments recorded during 1996.

     Operating expenses increased 14%, or $7.7 million, in 1997 compared to 1996. The increase was due primarily to the growth of LifeUSA Insurance annuity in force business and expenditures for a national advertising and sales promotion campaign completed during the first and second quarters of 1997. Operating expenses increased 30%, or $12.7 million, in 1996 compared to 1995. This increase was primarily due to the growth in LifeUSA Insurance life insurance and annuities in force and the October 1, 1995 reduction in LifeUSA Insurance net retention which resulted in less operating expenses being deferred in 1996 than were deferred in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     A comprehensive analysis of Year 2000 issues was completed during 1997. As a result of the analysis, programming changes were determined for all key transaction systems that will be used into the Year 2000. Management expects all programming changes to be completed on these systems by the end of the second quarter 1998 at a cumulative cost of approximately $500,000. Additionally, procedures are in place to test and certify all new application systems and other software applications used by the Company. Finally, Year 2000 compliance assurances will be obtained from all vendors, and contingent vendors will be identified. Management believes that the Company, which has only been operating since 1987, has significantly fewer complex year 2000 issues than many other insurance companies.

     Income taxes were $16.1 million in 1997, $13.6 million in 1996 and $10.9 million in 1995. The effective income tax rates for 1997, 1996 and 1995 were 37.4%, 36.7% and 36.3%, respectively.

     NET INCOME. Net income was $27.0 million in 1997, $23.5 million in 1996, and $19.1 million in 1995, which represents an increase in net income of 15% in 1997 compared to 1996 and 23% in 1996 compared to 1995. Diluted earnings per share was $1.11 in 1997, $1.04 in 1996 and $.88 in 1995 which represents an increase of 7% in 1997 compared to 1996 and 18% in 1996 compared to 1995. For 1997 and 1996, the per share increase is lower than the net income increase due to an increase of 1.8 million and .8 million shares used in the earnings per share calculations for 1997 and 1996, respectively (see Note 8 to the Consolidated Financial Statements for details).

     The following table summarizes the operating highlights for 1997, 1996 and 1995 (dollars in millions, except per share amounts):

                                                                1997            1996             1995
                                                        ----------------------------------------------------
                                                        INCOME       EPS   INCOME     EPS    INCOME    EPS
                                                        ----------------------------------------------------
Consolidated net income and diluted earnings
 per share ..........................................   $  27.0  $   1.11 $  23.4  $   1.04 $  19.1  $   .88
Adjustments to arrive at consolidated net
 operating income(1):
Net realized gains on investments ...................       (.7)     (.03)    (.4)     (.02)   (1.9)    (.08)
Charges (credits) for state guaranty fund
 assessments ........................................       (.9)     (.04)    2.0       .09     1.9      .08
Changes in tax liability for prior years' activity ..        .7       .03      --        --      --       --
                                                        ----------------------------------------------------
Consolidated net operating income and earnings
 per share ..........................................      26.1      1.07    25.0      1.11    19.1      .88
Impact of:
 Expenses associated with national advertising
  campaign ..........................................       2.0       .08      --        --      --       --
 Revisions made to the estimates in the models
  used to amortize deferred policy acquisition
  costs and accrue for bonuses to be paid to
  policyholders .....................................        --        --    (1.4)     (.06)     --       --
 Reduction of state premium tax expense .............        --        --    (1.8)     (.08)     --       --
                                                        ----------------------------------------------------
Consolidated net operating income and earnings
 per share excluding impact of expenses
 associated with national advertising campaign
 and items related to prior periods .................   $  28.1  $   1.15 $  21.8  $    .97 $  19.1  $   .88
                                                        ====================================================

------------------
(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders, (ii) charges (credits) for state guaranty fund assessments, and (iii) changes in tax liability for prior years' activity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company's primary available sources of cash were (i) service fees received by the Company for the Allianz/LUSA Business, (ii) management fees from LifeUSA Insurance, (iii) proceeds remaining from the $30 million convertible subordinated debenture purchased by Allianz Life in February 1995, (iv) interest earned on invested assets, (v) a dividend of $2.5 million paid by LifeUSA Insurance in the first quarter of 1997, (vi) issuance of shares upon exercise of common stock options, and (vii) a $50 million long-term line of credit from two of its reinsurers. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide reimbursement through 1998, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

     The Company has entered into an agreement with two of its Reinsurers which provides a long-term line of credit in the amount of $50 million. Funds drawn against the line of credit can be used to fund certain investments and acquisitions which the Company may make, capital contributions to LifeUSA Insurance or capital expenditures. On July 15, 1997, the Company borrowed $5.0 million under this line of credit. The Company has no other outstanding borrowings under this agreement.

     In an agreement announced in January 1998 (the "agreement with Allianz Life"), Allianz Life will acquire up to 35 percent of the outstanding common stock of the Company, and the marketing agreement between the two companies will be extended to December 31, 2000. See Note 10 to the Consolidated Financial Statements for more information on the agreement with Allianz Life.

     The extended marketing relationship with Allianz Life and related infusion of capital gives the Company additional opportunity to expand its distribution system and take advantage of marketing opportunities. As part of the transaction, Allianz Life will also increase its participation, either as a direct writer or reinsurer, from 25 percent to 37.5 percent of the new life and annuity business produced by the Company's agents. Also, LifeUSA Insurance will increase the retention of its annuity business from 25 to 30 percent and its life insurance business from 25 to 50 percent.

     The Company's cash needs consist of (i) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA Insurance existing agents and expand the size of the LifeUSA Insurance field force, (ii) investments in and additional purchase payments to marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance, (iii) commission advances to agents, (iv) payment of interest on the Company's convertible subordinated debenture and borrowings under the line of credit, (v) potential contributions to LifeUSA Securities to ensure compliance with NASD capital requirements, and (vi) potential capital contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios. Management believes that the combination of (i) the statutory profits generated by LifeUSA Insurance on the mature business which it has retained or assumed, (ii) the sale of newly issued stock for $100 million over the next five years under the agreement with Allianz Life, (iii) borrowings under the $50 million line of credit from two of the Reinsurers, (iv) cash generated by operations, (v) issuance of shares upon exercise of common stock options, and (vi) dividends from LifeUSA Insurance, will provide sufficient capital resources to support the capital needs of LifeUSA Insurance and meet all the Company's cash needs in the ordinary course of business through 1998, based on currently anticipated life insurance and annuity sales, expected levels of net retention and acceptable reinsurance agreements.

     For LifeUSA Insurance to retain or assume life insurance and annuity business, LifeUSA Insurance must maintain a sufficient level of statutory capital and surplus as established by the regulatory authorities in the jurisdictions where LifeUSA Insurance is licensed to do business. As LifeUSA Insurance retains and assumes

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

business, it is required to expense commissions and other policy issuance costs for statutory accounting purposes and to establish statutory reserves for policy benefits, thereby creating a statutory loss and reducing statutory surplus in the first year of the policy. The anticipated profits from the retained or assumed business are realized over the remaining period that the policies are in force. The combination of these dynamics first produced statutory net income during 1995.

     LifeUSA Insurance produced a statutory net income of $18.4 million in 1997 compared to $13.2 million in 1996. As a result, the Company did not make capital contributions to LifeUSA Insurance during 1997. As of December 31, 1997, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $103.7 million compared to $87.3 million at December 31, 1996. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1998 primarily through statutory profits on its maturing block of retained inforce business. In 1998 under the terms of the agreement with Allianz Life, LifeUSA Insurance will increase the retention of its annuity business from 25 to 30 percent and its life business from 25 to 50 percent. The Company does not anticipate a significant impact on statutory capital as a result of the changes in retention levels.

     Since its inception, the Company has not paid any dividends on its common stock. In addition, there are statutory and regulatory limitations upon the extent to which dividends may be paid to the Company from an insurance subsidiary, including the restriction that an insurance company may only pay ordinary dividends out of unassigned funds (earned surplus). Approval by the Department of Commerce of the State of Minnesota is required for LifeUSA Insurance to pay dividends in any 12-month period in an amount exceeding the lesser of (i) 10% of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with the Minnesota insurance laws and regulations. LifeUSA Insurance paid a $2.5 million extraordinary dividend to the Company during 1997 and has been permitted by the Department of Commerce to pay a $2.5 million extraordinary dividend to the Company during the first quarter 1998.

     REGULATORY ENVIRONMENT. LifeUSA Insurance is subject to regulation in the 49 states in which it is authorized to do business. The laws of these states establish supervisory agencies with administrative powers related to granting and revoking licenses to transact business, approving the form and content of policies, reviewing the advertising and illustration of policies, licensing agents, establishing reserve requirements and regulating the type and amount of investments. Such regulations are primarily intended to protect policyholders. The Company is also regulated in several states as an insurance holding company and as a third party administrator.

     With the objective of reducing the risk of company insolvencies, the National Association of Insurance Commissioners (NAIC) established risk-based capital standards. The risks inherent in a life insurance company's operation determines its current capital requirements. These standards continue to be reviewed by the NAIC. LifeUSA Insurance's current percentage of actual total adjusted capital to authorized control level risk-based capital is well in excess of regulatory requirements.

     The NAIC continues to consider changes to model laws based on innovative product designs. Nonforfeiture law discussions have been considering how to better support multiple benefit product designs, such as LifeUSA Insurance two-tier annuities or universal life contracts with enhanced retirement benefits. LifeUSA Insurance has been able to successfully demonstrate the financial stability of such designs, which provide higher retirement benefits to consumers while decreasing disintermediation and solvency risks to LifeUSA Insurance.

     By the end of 1997, twenty-one states have adopted the NAIC Life Insurance Illustration Model Regulation. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self supporting and not lapse supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. NAIC committees are also considering a new annuity

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

illustration model regulation. It proposes to establish disclosure requirements, illustration formats, and rules for testing the supportability of illustrated benefits. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

     A new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products is also being considered by NAIC committees. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

     Insurance laws also require LifeUSA Insurance to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may also examine LifeUSA Insurance business operations and financial statements at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA Insurance, normally at three-year intervals, on behalf of the states in which LifeUSA Insurance is licensed. During 1996, the Minnesota Department of Commerce conducted a triennial examination of LifeUSA Insurance for the three years ended December 31, 1995. The Company expects to receive the final examination report in the near future and has not been made aware of any issues or recommendations that are material individually or in the aggregate to its business operations or financial statements.

     LifeUSA Securities, as a registered broker and dealer in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of December 31, 1997, LifeUSA Securities' net capital exceeded the minimum required balance.

     In June 1997, the B++ (Very Good) rating assigned to LifeUSA Insurance was reaffirmed by the A. M. Best Company. The A. M. Best Company assigns the B++ rating to companies which, in its opinion, have achieved very good overall performance when compared to the standards established by the A. M. Best Company. B++ companies have a good ability to meet their obligations to policyholders over a long period of time.

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

     As a result of the agreement with Allianz Life, A.M. Best Company, Standard & Poor's and Moody's Investors Service have agreed during 1998 to reexamine their ratings assigned to LifeUSA Insurance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     INVESTMENTS. As of December 31, 1997, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.17 billion, including $7.5 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at December 31 (dollars in thousands):

                                                  AMORTIZED      % OF       CARRYING      % OF         FAIR        % OF
1997                                                 COST        TOTAL       VALUE        TOTAL       VALUE        TOTAL
----------------------------------------------- ------------- ---------- ------------- ---------- ------------- ----------
Cash and cash equivalents .....................  $   34,139       1.60%   $   34,139       1.58%   $   34,139       1.55%
Government Treasury and Agency notes
 and bonds ....................................      74,338       3.49        77,740       3.59        83,441       3.78
Mortgage pass throughs ........................      52,189       2.45        54,137       2.50        54,137       2.45
Agency Collateralized Mortgage
 Obligations:
  CMO -- Sequentials ..........................       5,098        .24         5,098        .24         5,138        .23
  CMO -- PACs .................................     605,517      28.43       608,825      28.11       624,652      28.32
  CMO -- ADs ..................................      23,543       1.11        23,543       1.09        24,604       1.12
  CMO -- TACs .................................      10,516        .49        10,516        .49        11,446        .52
Investment grade corporate securities:
  AAA+ to AAA- ................................      42,765       2.01        43,091       1.99        44,962       2.04
  AA+ to AA- ..................................     178,360       8.37       182,162       8.41       185,460       8.41
  A+ to A- ....................................     590,210      27.71       603,158      27.85       609,665      27.64
  BBB+ to BBB- ................................     508,511      23.87       519,695      23.98       524,593      23.77
Non investment grade corporate securities .....       4,907        .23         3,682        .17         3,682        .17
                                                 ----------     ------    ----------     ------    ----------     ------
Total cash and invested assets ................  $2,130,093     100.00%   $2,165,786     100.00%   $2,205,919     100.00%
                                                 ==========     ======    ==========     ======    ==========     ======

                                                  AMORTIZED      % OF       CARRYING      % OF         FAIR        % OF
1996                                                 COST        TOTAL       VALUE        TOTAL       VALUE        TOTAL
----------------------------------------------- ------------- ---------- ------------- ---------- ------------- ----------
Cash and cash equivalents .....................  $   20,989       1.11%   $   20,989       1.10%   $   20,989       1.10%
Government Treasury and Agency notes
 and bonds ....................................      98,982       5.24       100,909       5.30       104,537       5.56
Mortgage pass throughs ........................      46,085       2.44        46,804       2.46        46,836       2.45
Agency Collateralized Mortgage
 Obligations:
  CMO -- Sequentials ..........................       6,260        .33         6,260        .33         6,284        .33
  CMO -- PACs .................................     615,995      32.63       615,556      32.36       616,286      32.22
  CMO -- ADs ..................................      23,484       1.24        23,484       1.23        23,672       1.24
  CMO -- TACs .................................      11,970        .63        11,970        .63        12,675        .66
Investment grade corporate securities:
  AAA+ to AAA- ................................      36,749       1.95        36,900       1.94        37,930       1.98
  AA+ to AA- ..................................     153,408       8.12       153,276       8.06       154,056       8.05
  A+ to A- ....................................     485,766      25.72       491,040      25.81       493,102      25.78
  BBB+ to BBB- ................................     388,898      20.59       395,277      20.78       396,662      20.73
Non investment grade corporate securities .....          --         --            --         --            --         --
                                                 ----------     ------    ----------     ------    ----------     ------
Total cash and invested assets ................  $1,888,586     100.00%   $1,902,465     100.00%   $1,913,029     100.00%
                                                 ==========     ======    ==========     ======    ==========     ======

     As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of December 31, 1997, the weighted average credited interest rate for deferred annuities and life insurance policies was 5.00% and the weighted average yield on the assets backing liabilities was 7.34%. As of December 31, 1996, the weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.48%. The decrease in the weighted average yield on assets backing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

liabilities is attributable, in part, to LifeUSA Insurance repositioning of a portion of the available for sale investment portfolio as discussed below. This decrease in yield was offset by the gains realized on the repositioning. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $28.1 million during 1997. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA Insurance expected policyholder liabilities. Consistent with LifeUSA Insurance asset and liability management practices, as of December 31, 1997, the effective duration of LifeUSA Insurance fixed income securities was 5.03 years, compared to 5.88 years as of December 31, 1996.

     The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 62% at December 31, 1997. With each corporate security acquisition, LifeUSA Insurance external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard & Poor's.

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

     Currently, the decision of the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that the types of assets invested in will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

     As of December 31, 1997, the Company held 41%, or $882.2 million, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

     In 1997, LifeUSA Insurance repositioned a portion of its available for sale investment portfolio to achieve a more efficient matching of asset maturities to expected policyholder payments. The repositioning, completed in October, resulted in the disposal of bonds with an amortized cost of approximately $157.3 million with maturities of 6 to 11 years, and purchasing a like amount of investment grade corporate obligations with maturities of 2 to 5 years in length. By targeting these specific maturities, this repositioning provided a better match with the expected cash flows of LifeUSA Insurance expected liabilities. These transactions resulted in only minor changes in overall yields and a net realized gain of approximately $2.9 million.

     During the third quarter of 1997, the Company entered a securities lending program with the custodial bank of the Company's fixed maturity investment portfolio. Under this program, the Company has made

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

available approximately 50% of its portfolio to be used in a pool of securities available for lending transactions, however, the Company anticipates that only 6% of its portfolio will be on loan at any point in time. The custodial bank provides the securities to borrowers in exchange for cash collateral of at least 102% of the daily market value of securities on loan. Since the Company retains effective control of all securities on loan, no accounting recognition of these transactions is required. Fees earned by the Company under the arrangement are reported with net investment income and are currently immaterial.

     At December 31, 1997, the Company's shareholders' equity and book value per share were $222.4 million and $9.77, respectively, compared to $172.6 million and $8.23, respectively, at December 31, 1996. Excluding the effect of the net unrealized gain on fixed maturity investments -- available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $214.3 million and $9.41, respectively, at December 31, 1997, compared to $169.3 million and $8.07, respectively, at December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS
LIFE USA HOLDING, INC.
================================================================================

     Management has organized the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The Insurance Segment focuses on the administration, management and reinsurance of fixed insurance products. The Marketing Segment focuses on the management of the field force used to distribute fixed insurance products and the management of investments in marketing subsidiaries. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities because the results of operations of LifeUSA Securities are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion which follows. The Company did not perform the allocations required for segment reporting for 1995 as the Company was not then managed under its current organizational structure. Management continues to analyze the proper allocation of identifiable assets and liabilities to the business segments.

     INSURANCE SEGMENT. The Insurance Segment develops fixed insurance products for LifeUSA Insurance and Allianz Life, cedes a portion of the business written by LifeUSA Insurance to the Reinsurers, assumes a portion of the Allianz/LUSA Business, manages the assets and liabilities for business retained or assumed by LifeUSA Insurance and administers all of the Allianz/LUSA Business.

     The Insurance Segment's primary revenue sources are policyholder charges, net investment income and net commissions and expense allowances. The Insurance Segment's primary expenses are interest credited to policyholder account values, other benefits to policyholders, amortization of deferred policy acquisition costs, intersegment marketing fees paid to the Marketing Segment for the production of LifeUSA Insurance and Allianz Life annuity deposits and life insurance premium and operating expenses. The Insurance Segment's profitability is derived from its ability to effectively manage the assets and liabilities retained or assumed by LifeUSA Insurance and manage the operating expenses incurred to administer all of the Allianz/LUSA Business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     The following table summarizes the Insurance Segment's revenues, expenses and net income for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                        -------------------
                                                          1997       1996
                                                        --------   --------
Revenues:
 Policyholder charges ...............................   $ 49,470   $ 46,842
 Net investment income ..............................    143,263    129,410
 Net realized gains on investments ..................      4,371      1,791
 Commissions and expense allowances, net ............    170,118    137,734
 Other ..............................................      1,090        429
                                                        --------   --------
  Total revenues ....................................    368,312    316,206
Expenses:
 Interest credited to policyholder account values ...    109,507     99,517
 Other benefits to policyholders ....................     23,001     17,414
 Amortization of deferred policy acquisition costs ..     27,789     24,495
 Marketing fee ......................................    134,348    109,879
 Taxes, licenses and fees ...........................      2,743      3,596
 Operating expenses:
  Salaries and employee benefits ....................     16,226     14,597
  Data processing ...................................      3,311      4,306
  Printing and office supplies ......................        972        779
  Other .............................................     21,031     19,024
                                                        --------   --------
  Total expenses ....................................    338,928    293,607
                                                        --------   --------
Income before income taxes ..........................     29,384     22,599
Income taxes ........................................     10,826      8,294
                                                        --------   --------
Net income ..........................................   $ 18,558   $ 14,305
                                                        ========   ========

     REVENUES. Total revenues were $368.3 million and $316.2 million in 1997 and 1996, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the increase are consistent with those previously discussed in the Results of Operations section.

     EXPENSES. Total expenses were $338.9 million and $293.6 million in 1997 and 1996, respectively. The increase in total expenses of 15% is primarily attributable to the increase in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the increase in premium production. The marketing fee, which increased 22% in 1997 compared to 1996, is calculated as a percentage of premium and will vary generally with the change in premium production which increased 23% in 1997 compared to 1996. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing fee to change by greater or lesser amounts than the change in premium.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     MARKETING SEGMENT. The Marketing Segment provides all services related to the recruitment of agents and FMOs, support of agents contracted to sell LifeUSA Insurance and Allianz Life annuities, life insurance and Allianz Life long-term care products and incentive programs to increase production. The Marketing Segment also manages all acquisitions of and investments in field marketing organizations.

     The Marketing Segment's primary revenue source is the intersegment marketing fee assessed to the Insurance Segment for the production of LifeUSA Insurance and Allianz Life annuities, life insurance and Allianz Life long-term care premiums and deposits. This fee is calculated as a percentage of the premiums and deposits produced with varying rates for annuity and life production and for first year, single and renewal premium and deposits. The amount assessed is comparable to commissions earned by large national FMOs performing similar services. The Marketing Segment's profitability is derived from its ability to manage commissions and operating costs.

     The following table summarizes the Marketing Segment's revenues, expenses and net income for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                     YEAR ENDED DECEMBER 31,
                                       -------------------
                                         1997       1996
                                       --------   --------
Revenues:
 Marketing fee .....................   $154,500   $128,481
 Other .............................        767        690
                                       --------   --------
   Total revenues ..................    155,267    129,171
Expenses:
 Commissions .......................    119,896     97,157
 Operating expenses:
   Salaries and employee benefits ..      6,167      4,575
   Data processing .................      1,260      1,873
   Printing and office supplies ....      1,360      1,261
   Other ...........................     12,071      9,898
                                       --------   --------
    Total expenses .................    140,754    114,764
                                       --------   --------
Income before income taxes .........     14,513     14,407
Income taxes .......................      5,624      5,293
                                       --------   --------
Net income .........................   $  8,889   $  9,114
                                       ========   ========

     REVENUES. Total revenues were $155.3 million and $129.2 million in 1997 and 1996, respectively. The increase in total revenues of 20% is primarily attributable to the increase in the marketing fee which is based on premium and deposit production. Total collected premiums and deposits increased 23% in 1997 compared to 1996 for the same reasons. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation.

     EXPENSES. Total expenses were $140.8 million and $114.8 million in 1997 and 1996, respectively. The increase in total expenses of 23% is primarily attributable to the 23% increase in commissions incurred due to the increase in premium and deposit production. Commissions are also calculated as a percentage of premiums and deposits and will vary generally with the change in premium and deposit production. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will also cause commissions to change.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     CORPORATE SEGMENT. The Corporate Segment provides strategic direction for the Company and its various business segments and includes the operations of LifeUSA Securities because the results of LifeUSA Securities are not yet material and do not warrant separate disclosure. The Corporate Segment charges a fee to all other segments based on the revenues of those individual segments. Expenses of an enterprise-wide nature such as the 1997 national advertising campaign are retained by the Corporate Segment.

     The following table summarizes the Corporate Segment's revenues, expenses and net income for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
Revenues:
 Corporate fee ......................................   $  9,590    $  8,032
 Net investment income ..............................        834           2
 Net realized gains (losses) on disposal of assets ..        (24)       --
 Other ..............................................         14        --
                                                        --------    --------
   Total revenues ...................................     10,414       8,034
Expenses:
 Commissions ........................................         11        --
 Operating expenses:
   Salaries and employee benefits ...................      3,142       4,452
   Data processing ..................................        183          77
   Printing and office supplies .....................        130         196
   Other ............................................      7,774       3,250
                                                        --------    --------
    Total expenses ..................................     11,240       7,975
                                                        --------    --------
Income (loss) before income taxes ...................       (826)         59
Income taxes ........................................       (357)         24
                                                        --------    --------
Net income (loss) ...................................   $   (469)   $     35
                                                        ========    ========

     REVENUES. Total revenues were $10.4 million and $8.0 million for 1997 and 1996, respectively. The increase in total revenues of 30% for 1997 compared to 1996 is primarily related to the increases in the Corporate fee which is directly related to the increase in revenues for the Insurance Segment and Marketing Segment. Total revenues of the Insurance Segment increased 16% for 1997 compared to 1996. Total revenues of the Marketing Segment increased 20% for 1997 compared to 1996. These increases produced increases in the Corporate fee of 19% for 1997 compared to 1996. Net investment income on the fixed maturity investments held by the Company was first allocated to the Corporate Segment beginning in 1997. Prior to 1997, net investment income was fully allocated to the Insurance Segment.

     EXPENSES. Total expenses were $11.2 million and $8.0 million for 1997 and 1996, respectively. The increase of 41% for 1997 compared to 1996 is primarily attributable to the cost of a national advertising campaign that occurred over the first six months of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

     RECONCILIATION OF OPERATING SEGMENTS TO CONSOLIDATED RESULTS OF OPERATIONS. The following tables reconcile the results of operations reported by the three business segments to the Company's consolidated results of operations for the years ended December 31, 1997 and 1996 (in thousands):

                                                         YEAR ENDED DECEMBER 31, 1997
                                       ------------------------------------------------------------
                                       INSURANCE   MARKETING    CORPORATE  ELIMINATING
                                        SEGMENT     SEGMENT      SEGMENT     ENTRIES(1)  CONSOLIDATED
                                       ---------   ---------    ---------    ---------    ---------
Revenues:
 Policyholder charges ..............   $  49,470                                          $  49,470
 Net investment income .............     143,263                $     834                   144,097
 Net realized gains (losses) on
  investments ......................       4,371                      (24)                    4,347
 Commissions and expense
  allowances, net ..................     170,118                                            170,118
 Marketing fee .....................               $ 154,500                 $(154,500)        --
 Corporate fee .....................                                9,590       (9,590)        --
 Other .............................       1,090         767           14                     1,871
                                       ---------   ---------    ---------    ---------    ---------
   Total revenues ..................     368,312     155,267       10,414     (164,090)     369,903
Expenses:
 Interest credited to policyholder
  account values ...................     109,507                                            109,507
 Other benefits to policyholders ...      23,001                                             23,001
 Amortization of deferred policy
  acquisition costs ................      27,789                                             27,789
 Commissions and marketing fee .....     134,348     119,896           11     (152,863)     101,392
 Taxes, licenses and fees ..........       2,743                                              2,743
 Operating expenses:
   Salaries and employee benefits ..      16,226       6,167        3,142         (700)      24,835
   Data processing .................       3,311       1,260          183          (60)       4,694
   Printing and office supplies ....         972       1,360          130         (218)       2,244
   Other ...........................      21,031      12,071        7,774      (10,249)      30,627
                                       ---------   ---------    ---------    ---------    ---------
    Total expenses .................     338,928     140,754       11,240     (164,090)     326,832
                                       ---------   ---------    ---------    ---------    ---------
Income (loss) before income taxes ..      29,384      14,513         (826)        --         43,071
Income taxes .......................      10,826       5,624         (357)        --         16,093
                                       ---------   ---------    ---------    ---------    ---------
Net income (loss) ..................   $  18,558   $   8,889    $    (469)        --      $  26,978
                                       =========   =========    =========    =========    =========

------------------
(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the amortization of deferred policy acquisition costs is recorded as an expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing service and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================

                                                           YEAR ENDED DECEMBER 31, 1996
                                        ----------------------------------------------------------
                                        INSURANCE   MARKETING   CORPORATE  ELIMINATING
                                         SEGMENT     SEGMENT     SEGMENT    ENTRIES(1)  CONSOLIDATED
                                        ---------   ---------   ---------   ---------    ---------
Revenues:
 Policyholder charges ...............   $  46,842                                        $  46,842
 Net investment income ..............     129,410                $      2                  129,412
 Net realized gains on investments ..       1,791                                            1,791
 Commissions and expense
  allowances, net ...................     137,734                                          137,734
 Marketing fee ......................                $ 128,481              $(128,481)        --
 Corporate fee ......................                               8,032      (8,032)        --
 Other ..............................         429         690                                1,119
                                        ---------   ---------   ---------   ---------    ---------
   Total revenues ...................     316,206     129,171       8,034    (136,513)     316,898
Expenses:
 Interest credited to policyholder
  account values ....................      99,517                                           99,517
 Other benefits to policyholders ....      17,414                                           17,414
 Amortization of deferred policy
  acquisition costs .................      24,495                                           24,495
 Commissions and marketing fee ......     109,879      97,157                 (126,943)     80,093
 Taxes, licenses and fees ...........       3,596                                            3,596
 Operating expenses:
   Salaries and employee benefits ...      14,597       4,575       4,452        (600)      23,024
   Data processing ..................       4,306       1,873          77         (78)       6,178
   Printing and office supplies .....         779       1,261         196        (203)       2,033
   Other ............................      19,024       9,898       3,250      (8,689)      23,483
                                        ---------   ---------   ---------   ---------    ---------
    Total expenses ..................     293,607     114,764       7,975    (136,513)     279,833
                                        ---------   ---------   ---------   ---------    ---------
Income before income taxes ..........      22,599      14,407          59        --         37,065
Income taxes ........................       8,294       5,293          24        --         13,611
                                        ---------   ---------   ---------   ---------    ---------
Net income ..........................   $  14,305   $   9,114   $      35        --      $  23,454
                                        =========   =========   =========   =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS (CONTINUED)
LIFE USA HOLDING, INC.
================================================================================












        Statements other than historical information contained in this Annual Report to Shareholders and Form 10-K are considered forward-looking and involve a number of risks and uncertainties. In addition to the factors discussed in this Annual Report to Shareholders and Form 10-K, there are other factors that could cause actual results to differ materially from expected results including, but not limited to, development and acceptance of new products, impact of changes in federal and state regulation, dependence upon key personnel, distribution system expansion, changes in interest rates generally and credited rates on the new business retained or assumed by LifeUSA Insurance, sales volume, failure of the Company and its subsidiaries or significant third parties to achieve year 2000 compliance or material expense in connection with such compliance, competition and other risks described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to this Annual Report to Shareholders and Form 10-K.

LIFE USA HOLDING, INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
================================================================================

                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        1997          1996
                                                                    -----------    -----------
                              ASSETS
Investments:
 Fixed maturity investments:
   Available for sale, at fair value (amortized cost: $846,466 at
    December 31, 1997 and $864,400 at December 31, 1996) ........   $   882,159    $   878,279
   Held to maturity, at amortized cost (fair value: $1,289,621 at
    December 31, 1997 and $1,013,761 at December 31, 1996) ......     1,249,488      1,003,197
 Policy loans ...................................................        29,003         23,908
                                                                    -----------    -----------
    Total investments ...........................................     2,160,650      1,905,384
Cash and cash equivalents .......................................        34,139         20,989
Accrued investment income .......................................        30,976         27,834
Future policy benefits recoverable and amounts due
 from reinsurers ................................................     2,577,598      2,179,999
Deferred policy acquisition costs ...............................       215,097        212,138
Other assets ....................................................        44,314         40,379
                                                                    -----------    -----------
                                                                    $ 5,062,774    $ 4,386,723
                                                                    ===========    ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Future policy benefits .........................................   $ 4,686,172    $ 4,078,621
 Other policyholders' funds .....................................         9,208          5,381
 Amounts due reinsurers .........................................        38,403         23,605
 Accrued commissions to agents ..................................        11,583         10,243
 Taxes, licenses and fees payable ...............................         8,415         17,868
 Accounts payable ...............................................         5,323          6,967
 Convertible subordinated debentures ............................        36,030         36,030
 Deferred income taxes ..........................................        16,513         12,924
 Other liabilities ..............................................        28,727         22,469
                                                                    -----------    -----------
    Total liabilities ...........................................     4,840,374      4,214,108
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value; 15,000,000 shares authorized,
  none issued ...................................................          --             --
 Common stock, $.01 par value; 45,000,000 shares authorized,
  22,723,830 shares issued and outstanding (20,953,517 shares at
  December 31, 1996) ............................................           227            210
 Common stock to be issued, 35,458 shares (21,384 shares at
  December 31, l996) ............................................           565            357
 Additional paid-in capital .....................................       108,372         86,474
 Notes receivable from stock sales ..............................        (7,477)        (3,888)
 Net unrealized gain on fixed maturity investments --
  available for sale ............................................         8,149          3,335
 Retained earnings ..............................................       112,564         86,127
                                                                    -----------    -----------
    Total shareholders' equity ..................................       222,400        172,615
                                                                    -----------    -----------
                                                                    $ 5,062,774    $ 4,386,723
                                                                    ===========    ===========


                             SEE ACCOMPANYING NOTES.

LIFE USA HOLDING, INC.
CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997           1996          1995
                                                        -----------   -----------   -----------
Revenues:
 Policyholder charges ...............................   $    49,470   $    46,842   $    35,983
 Net investment income ..............................       144,097       129,412       109,092
 Net realized gains on investments ..................         4,347         1,791         7,634
 Commissions and expense allowances, net ............       170,118       137,734       119,846
 Other ..............................................         1,871         1,119           226
                                                        -----------   -----------   -----------
    Total revenues ..................................       369,903       316,898       272,781

Expenses:
 Interest credited to policyholder account values ...       109,507        99,517        84,665
 Other benefits to policyholders ....................        23,001        17,414        14,698
 Amortization of deferred policy acquisition costs ..        27,789        24,495        22,096
 Commissions ........................................       101,392        80,093        71,575
 Taxes, licenses and fees ...........................         2,743         3,596         7,734
 Operating expenses .................................        62,400        54,718        42,052
                                                        -----------   -----------   -----------
    Total expenses ..................................       326,832       279,833       242,820
                                                        -----------   -----------   -----------
Income before income taxes ..........................        43,071        37,065        29,961
Income taxes ........................................        16,093        13,611        10,864
                                                        -----------   -----------   -----------
Net income ..........................................   $    26,978   $    23,454   $    19,097
                                                        ===========   ===========   ===========
Basic earnings per common share .....................   $      1.28   $      1.17   $       .98
                                                        ===========   ===========   ===========
Diluted earnings per common share ...................   $      1.11   $      1.04   $       .88
                                                        ===========   ===========   ===========
Number of shares used in per share calculation:
 Basic ..............................................    21,795,258    20,762,192    20,254,838
 Diluted ............................................    25,160,437    23,358,663    22,524,396


                             SEE ACCOMPANYING NOTES.

LIFE USA HOLDING, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
================================================================================

                                                                        NUMBER
                                                                       OF COMMON        COMMON
                                                                     STOCK SHARES       STOCK
                                                                      -----------    -----------
Balance at December 31, 1994 ......................................    20,179,617    $       202
Issuance of common shares to Employee Savings Plan ................        95,028              1
Issuance of shares through conversion of convertible
 subordinated debentures ..........................................           571              0
Issuance of shares through exercise of options ....................        26,627              0
Common stock to be issued-shares, net of
 122,226 shares issued ............................................        22,904
Change in net unrealized gain (loss) on fixed maturity
 investments -- available for sale
Net income
                                                                      -----------    -----------

Balance at December 31, 1995 ......................................    20,324,747            203
Issuance of common shares to Employee Savings Plan ................       167,457              2
Issurance of shares through field marketing organization
 loan program .....................................................       478,262              5
Issuance of shares through exercise of options ....................        28,455              0
Common stock to be issued-shares, net of 674,174 shares issued ....       (24,020)
Change in net unrealized gain (loss) on fixed maturity
 investments -- available for sale
Net income
                                                                      -----------    -----------

Balance at December 31, 1996 ......................................    20,974,901            210
Issuance of common shares to Employee Savings Plan ................       101,251              1
Issuance of shares through field marketing organization
 loan program, net ................................................       263,652              3
Issuance of shares through exercise of options ....................     1,216,250             12
Issuance of shares through 1996 acquisition of subsidiary .........       132,188              1
Issuance of shares through warrants exercised .....................        57,615
Issuance of shares through conversion of convertible
 subordinated debentures ..........................................           110
Common stock to be issued-shares, net of 1,770,313 shares issued ..        13,321
Change in net unrealized gain on fixed maturity
 investments -- available for sale
Net income
                                                                      -----------    -----------

Balance at December 31, 1997 ......................................    22,759,288    $       227
                                                                      ===========    ===========


                             SEE ACCOMPANYING NOTES.

================================================================================

                                                NET UNREALIZED
                                 NOTES          GAIN (LOSS) ON
   COMMON      ADDITIONAL      RECEIVABLE       FIXED MATURITY                          TOTAL
  STOCK TO       PAID-IN          FROM           INVESTMENTS-         RETAINED      SHAREHOLDERS'
 BE ISSUED       CAPITAL      STOCK SALES     AVAILABLE FOR SALE      EARNINGS         EQUITY
-----------   ------------   -------------   --------------------   ------------   --------------
 $    163       $ 79,895       $     --           $ (16,920)          $ 43,576        $106,916
     (831)           830                                                                    --

                      11                                                                    11
                     195                                                                   195

    1,050                                                                                1,050

                                                     29,627                             29,627
                                                                        19,097          19,097
 --------       --------       --------           ---------           --------        --------

      382         80,931             --              12,707             62,673         156,896
   (1,436)         1,434                                                                    --

                   3,883         (3,888)                                                    --
                     226                                                                   226
    1,411                                                                                1,411

                                                     (9,372)                            (9,372)
                                                                        23,454          23,454
 --------       --------       --------           ---------           --------        --------
      357         86,474         (3,888)              3,335             86,127         172,615
   (1,220)         1,219                                                                    --

                   3,586         (3,589)                                  (257)           (257)
                  15,360                                                                15,372
                   1,449                                                                 1,450
                     284                                                  (284)             --

                                                                                            --
    1,428                                                                                1,428

                                                      4,814                              4,814
                                                                        26,978          26,978
 --------       --------       --------           ---------           --------        --------
 $    565       $108,372       $ (7,477)          $   8,149           $112,564        $222,400
 ========       ========       ========           =========           ========        ========

                             SEE ACCOMPANYING NOTES.

LIFE USA HOLDING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
================================================================================

                                                                         YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                     1997        1996          1995
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
 Net income ...................................................   $  26,978    $  23,454    $  19,097
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Accretion of discount on investments, net ..................      (2,970)      (2,441)      (4,344)
   Net realized gains on investments ..........................      (4,347)      (1,791)      (7,634)
   Policy acquisition costs deferred ..........................     (44,628)     (38,992)     (65,460)
   Amortization of deferred policy acquisition costs ..........      27,789       24,495       22,096
   Convertible subordinated debentures ........................        --           --            (11)
   Deferred income tax provision (benefit) ....................         470       (1,669)       2,180
   Changes in operating assets and liabilities ................       8,116      (13,347)      (7,594)
   Stock compensation .........................................       1,220        1,436          831
                                                                  ---------    ---------    ---------
Net cash provided by (used in) operating activities ...........      12,628       (8,855)     (40,839)
Cash flows from investing activities:
 Fixed maturity investments-available for sale:
   Purchases ..................................................    (191,093)    (152,389)    (397,171)
   Proceeds from sales ........................................     196,818       42,542      382,606
   Proceeds from maturities and principal payments on
    mortgage-backed securities ................................      17,088        9,081        4,984
   Transfer from fixed maturity investments-held to maturity ..        --           --       (339,470)
 Fixed maturity investments-held to maturity:
   Purchases ..................................................    (262,113)    (102,603)    (442,085)
   Proceeds from maturities and principal payments on
    mortgage-backed securities ................................      18,283       10,227        9,532
   Transfer to fixed maturity investments-available for sale ..        --           --        339,470
   Investments in and loans to field marketing organizations ..     (12,510)     (10,469)        --
                                                                  ---------    ---------    ---------
Net cash used in investing activities .........................    (233,527)    (203,611)    (442,134)
Cash flows from financing activities:
 Receipts from universal life and investment products .........     345,442      294,529      471,226
 Withdrawals on universal life and investment products ........    (257,260)    (208,529)    (140,462)
 Interest credited to policyholders ...........................     109,507       99,517       84,665
 Proceeds from exercise of stock options ......................      15,372          226          195
 Proceeds from convertible subordinated debenture issuance ....        --           --         30,000
 Other financing activities ...................................      20,988       14,490       12,851
                                                                  ---------    ---------    ---------
Net cash provided by financing activities .....................     234,049      200,233      458,475
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ..........      13,150      (12,233)     (24,498)
Cash and cash equivalents at beginning of the year ............      20,989       33,222       57,720
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of the year ..................   $  34,139    $  20,989    $  33,222
                                                                  =========    =========    =========
Cash paid during the year for interest ........................   $   2,148    $   1,984    $   1,223
                                                                  =========    =========    =========
Cash paid during the year for income taxes ....................   $  14,100    $  16,263    $   8,000
                                                                  =========    =========    =========

                             SEE ACCOMPANYING NOTES.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Company was incorporated on February 26, 1987 in the State of Minnesota for the purpose of acquiring, managing and funding the operations of a life insurance company. During 1987, the Company acquired Financial Assurance, Incorporated (FAI), a Colorado domiciled stock life insurance company, authorized to issue life insurance products in 40 states and the District of Columbia. After the acquisition, the Company changed the name of FAI to LifeUSA Insurance Company, which conducts its life insurance business under the registered trade name of "LifeUSA."

     During 1994, the Company acquired Fidelity Union Life Insurance Company (FULICO), a Minnesota domiciled shell life insurance company authorized to issue life insurance products in 49 states (excluding only New York) and the District of Columbia, and subsequently merged LifeUSA Insurance and FULICO into a single company. The surviving company retained the LifeUSA name and is domiciled in Minnesota, where the Company is headquartered.

     During 1996, the Company formed two wholly-owned subsidiaries: LifeUSA Securities and LifeUSA Marketing. LifeUSA Securities is a retail broker-dealer which distributes a family of LifeUSA mutual funds as well as other established mutual funds and distributes variable life insurance and annuity contracts. LifeUSA Marketing conducts a variety of marketing activities for the Company.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LifeUSA Insurance, LifeUSA Securities and LifeUSA Marketing. All intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENTS

     The Company classifies investments at the time of purchase as held to maturity or available for sale. Investments which the Company has the ability and positive intent to hold to maturity are so classified and carried at amortized cost. All other investments are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

     The Company anticipates prepayments in the accounting for discounts and premiums related to its Collateralized Mortgage Obligation (CMO) investments. As differences arise between actual and anticipated prepayments, the effective yield of CMOs is recalculated to reflect actual prepayments to date and anticipated future prepayments. The net investment in the CMOs is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the CMOs.

     Realized gains and losses on sales of available for sale investments are recorded as revenue using the specific identification method. In addition, the amortization of deferred policy acquisition costs and other benefits to policyholders are adjusted for gains and losses realized on sales of available for sale investments which support policyholder liabilities. Changes in the fair value of available for sale investments are reflected directly in shareholders' equity, net of related adjustments for deferred policy acquisition costs and deferred taxes and related valuation allowances that would have been recorded if these investments would have been sold as of the balance sheet date.

     Investments that are determined to have a decline in value that is other than temporary are written down to estimated fair value. This value becomes the investment's new cost basis and the amount of the write down is recorded as a realized loss.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     CASH AND CASH EQUIVALENTS

     The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for these financial instruments are based on cost and approximate fair value.

     ACCOUNTING FOR OPTION CONTRACTS

     The Company sells single premium deferred annuity products with an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's 500 Index. The Company has analyzed the characteristics of these benefits and has purchased option contracts with similar characteristics to hedge these risks. These options are reported at fair value in other assets on the consolidated balance sheet. Unrealized gains and losses on the contracts are recorded in other revenues to offset the expense of increases in the future policy benefits liability for the index benefit.

     The Financial Accounting Standards Board (FASB) has issued an exposure draft, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the options owned by the Company, used as hedges against changes in the fair value of specified assets or liabilities. The Company's use of option contracts to hedge against increases in the future policy benefits liability and the Company's accounting treatment of these contracts fully meet the criteria for fair value hedge accounting defined in this exposure draft. A final statement from the FASB could be issued in 1998, and would be effective for financial statements issued for periods beginning January 1, 2000. The Company's accounting treatment is also consistent with the fair value treatment prescribed by Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts" for hedges of liabilities carried at fair value.

     ACCOUNTING FOR CEDED COMMISSIONS AND EXPENSE ALLOWANCES

     Commissions and expense allowances, and the expenses associated with these revenues, are recognized in the period in which life insurance premiums and annuity deposits are ceded. The net cost of reinsurance for life insurance policies is realized ratably over the life of the affected business in relation to gross profits.

     ACCOUNTING FOR LIFE INSURANCE POLICIES AND ANNUITY CONTRACTS

     Revenues from universal life insurance and annuities represent amounts assessed against policyholders and are reported in the period that the amounts are assessed. The liability for future policy benefits for universal life insurance and annuities is equal to the sum of the balance that accrues to the benefit of policyholders, any amounts that have been assessed to compensate the insurer for services to be performed over future periods, an accrual for future retirement bonuses and any amounts previously assessed against policyholders that are refundable on termination of the contract. The liability for contracts in a payout status is based on the 1983 Individual Annuity Table at interest rates ranging from 5.5% to 8.5%.

     The Company reports assets and liabilities related to ceded life insurance and annuity contracts on a gross basis. Specifically, account values ceded to reinsurers are reflected as a receivable and the liability for future policy benefits is recorded on a gross basis.

     For business written directly, LifeUSA Insurance defers the cost of acquiring new business, principally sales compensation, policy issue costs, underwriting and other related sales expenses. LifeUSA Insurance defers the same proportion of costs of acquiring new business as the proportion of business retained. For business produced by LifeUSA Insurance agents for Allianz Life and assumed by LifeUSA Insurance, the amount of the allowance paid by LifeUSA Insurance to Allianz Life as the cost of acquiring new business is deferred. These deferred costs are amortized over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. See Note 7 to the Consolidated Financial Statements for a summary of the pro forma effects to reported net income and earnings per share for 1997, 1996 and 1995 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

     STATE GUARANTY FUND ASSESSMENTS

     The Company uses the accrual basis of accounting to record its liability for state guaranty fund assessments. The liability recorded includes a provision for anticipated assessments that is calculated using data available from various industry sources that monitor the current status of open and closed insolvencies and report the premium base utilized by each state in calculating amounts assessed to individual insurers. Although additional provisions may be required, the Company is currently unaware of any significant pending assessments requiring accrual.

     The Company has also established an asset for assessments expected to be recovered through future premium tax offsets. Although changing legislative initiatives may affect the right to offset, the Company is currently unaware of any such initiatives affecting the recoverability of the asset recorded at December 31, 1997.

     In December 1997, the American Institute of Certified Public Accountants released Statement of Position 97-3 (SOP) titled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP will be adopted by the Company in the first quarter of 1998. Because this statement is generally consistent with the Company's current method of accounting for assessments, the Company does not expect the adoption of this SOP to have a material impact on its financial statements.

     INCOME PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share for all entities with complex capital structures. SFAS No. 128 was adopted by the Company in the fourth quarter of 1997 and requires basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. It excludes the effects of options, warrants and convertible securities. Diluted earnings per share is computed based on the weighted average number of shares outstanding assuming that the proceeds from conversion of all stock options and warrants shall be used to purchase common stock at the average market price during the period. See Note 8 to the Consolidated Financial Statements for the 1997, 1996, and 1995 calculation of basic and diluted earnings per share.

     INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     NEW FINANCIAL ACCOUNTING STANDARDS

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 will be adopted by the Company in the first quarter of 1998. Because the statement is merely a change in presentation, the Company does not expect the adoption of this statement to have any impact on the amount of net income, earnings per share or total shareholders' equity reported.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. SFAS No. 131 will be adopted by the Company in the first quarter of 1998.

     RECLASSIFICATIONS

     Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 2. INVESTMENTS

     The amortized cost and fair value of fixed maturity investments as of December 31 are as follows (in thousands):

                                                                   GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                    ----------   ----------   ----------   ----------
1997:
AVAILABLE FOR SALE
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $   13,940   $    1,317   $        1   $   15,256
 Foreign government obligations .................       26,395        2,806         --         28,481
 Investment grade corporate obligations .........      623,303       30,057        1,797      651,563
 Non investment grade corporate obligations .....        4,907         --          1,225        3,682
 Mortgage-backed securities .....................      177,921        5,305           49      183,177
                                                    ----------   ----------   ----------   ----------
                                                    $  846,466   $   38,765   $    3,072   $  882,159
                                                    ==========   ==========   ==========   ==========
HELD TO MATURITY
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $   23,398   $    4,911   $     --     $   28,309
 Foreign government obligations .................       10,605          789         --         11,394
 Investment grade corporate obligations .........      696,542       18,480        1,904      713,118
 Mortgage-backed securities .....................      518,943       18,027           70      536,800
                                                    ----------   ----------   ----------   ----------
                                                    $1,249,488   $   42,207   $    2,074   $1,289,621
                                                    ==========   ==========   ==========   ==========
1996:
AVAILABLE FOR SALE
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $   11,839   $    1,023   $       19   $   12,843
 Foreign government obligations .................       59,096        1,432          509       60,019
 Investment grade corporate obligations .........      611,958       19,264        7,592      623,630
 Mortgage-backed securities .....................      181,507        1,969        1,689      181,787
                                                    ----------   ----------   ----------   ----------
                                                    $  846,400   $   23,688   $    9,809   $  878,279
                                                    ==========   ==========   ==========   ==========
HELD TO MATURITY
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ..........   $   17,409   $    3,382   $     --     $   20,791
 Foreign government obligations .................       10,638          325           79       10,884
 Investment grade corporate obligations .........      452,863        7,768        2,511      458,120
 Mortgage-backed securities .....................      522,287        8,791        7,112      523,966
                                                    ----------   ----------   ----------   ----------
                                                    $1,003,197   $   20,266   $    9,702   $1,013,761
                                                    ==========   ==========   ==========   ==========

     Fair values for investments are based on quoted market prices. No holdings of any issuer are greater than 5% of the Company's total investments in fixed maturities, other than direct or guaranteed obligations of the United States government or United States government corporations and agencies. The foreign government obligations held are denominated in U.S. dollars and issued and traded in the United States.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 2. INVESTMENTS (CONTINUED)

     The amortized cost and fair value of fixed maturity investments at December 31, 1997, by contractual maturity, are as follows (in thousands):

                                               AVAILABLE FOR SALE         HELD TO MATURITY
                                            -----------------------   -----------------------
                                            AMORTIZED       FAIR      AMORTIZED        FAIR
                                               COST        VALUE         COST         VALUE
                                            ----------   ----------   ----------   ----------
Due in one year or less .................   $    4,769   $    4,784   $   48,131   $   48,122
Due after one year through five years ...       64,072       64,912      279,401      279,859
Due after five years through ten years ..      290,633      307,295      272,597      286,985
Due after ten years .....................      309,071      321,991      130,416      137,855
                                            ----------   ----------   ----------   ----------
                                               668,545      698,982      730,545      752,821
Mortgage-backed securities ..............      177,921      183,177      518,943      536,800
                                            ----------   ----------   ----------   ----------
Total ...................................   $  846,466   $  882,159   $1,249,488   $1,289,621
                                            ==========   ==========   ==========   ==========

     Expected maturities in the foregoing table may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

     During 1997, 1996 and 1995, the Company sold certain investments classified as available for sale. Proceeds from these sales were immediately reinvested in investments of a high grade similar to those investments sold. Gross gains of $6.1 million, $1.9 million and $9.4 million were realized on these sales in 1997, 1996 and 1995, respectively. Gross losses of $1.7 million, $.1 million and $1.8 million were realized on these sales in 1997, 1996 and 1995, respectively. The recognition of these net realized gains resulted in an increase in the amortization of deferred policy acquisition costs and an increase in other benefits to policyholders of $3.3 million, $1.2 million and $4.8 million in 1997, 1996 and 1995, respectively.

     The components of net investment income are as follows (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                  -----------------------------------
                                     1997        1996          1995
                                  ---------    ---------    ---------
   Fixed maturities ...........   $ 142,548    $ 128,629    $ 106,566
   Cash and cash equivalents ..       2,222        1,403        3,090
   Policy loans ...............         607          519          356
   Agent advances .............          58           94          133
   Securities lending .........          10         --           --
                                  ---------    ---------    ---------
                                    145,445      130,645      110,145
   Investment expenses ........      (1,348)      (1,233)      (1,053)
                                  ---------    ---------    ---------
   Net investment income ......   $ 144,097    $ 129,412    $ 109,092
                                  =========    =========    =========

     The Company has entered into investment management agreements with Investment Advisers, Inc. (IAI) and Allianz Investment Corporation, an affiliate of Allianz Life. For their services, IAI and Allianz Investment Corporation are paid a fee based on the market value of investments at the end of each quarter. For the years ended December 31, 1997, 1996 and 1995, the Company paid a total of $1.1 million, $1.0 million and $.8 million, respectively, for investment management services.

     Fixed maturity investments with a total carrying value of $7.5 million are on deposit with various states in support of statutory requirements as of December 31, 1997.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------
NOTE 2. INVESTMENTS (CONTINUED)

     The net unrealized gain on fixed maturity investments -- available for sale included in shareholders' equity consists of the following at December 31 (in thousands):

                                               1997        1996        1995
                                             --------    --------    --------
   Gross unrealized gain on fixed maturity
    investments -- available for sale ....   $ 35,693    $ 13,879    $ 50,642
   Adjustments for:
      Deferred tax liability .............    (12,835)     (4,858)    (17,725)
      Deferred policy acquisition costs ..    (22,629)     (8,748)    (31,093)
      Deferred tax asset .................      7,920       3,062      10,883
                                             --------    --------    --------
   Net unrealized gain on fixed maturity
    investments -- available for sale ....   $  8,149    $  3,335    $ 12,707
                                             ========    ========    ========

     The gross unrealized gain on fixed maturity investments -- available for sale before adjustments for deferred taxes and deferred policy acquisition costs increased (decreased) $21.8 million, $(36.8) million and $75.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 3. EQUITY INTERESTS IN MARKETING ORGANIZATIONS

     In 1996, LifeUSA Marketing acquired Tax Planning Seminars (TPS), a field marketing organization (FMO). In addition, in 1996 LifeUSA Marketing acquired minority equity interests of 40% of Creative Marketing International Corporation
(CMIC), and in 1997 minority equity interests of 45% of Personalized Brokerage Services, Inc. (PBS), 35% of Ann Arbor Annuity Exchange (Ann Arbor) and 40% of Roster Financial, LLC (Roster). TPS is included in the consolidated financial statements of the Company with elimination of intercompany profits and balances. LifeUSA Marketing uses the equity method of accounting for the FMOs in which it holds a minority interest.

     As of December 31, 1997 and 1996, LifeUSA Marketing had invested $21.2 million and $11.5 million, respectively, in its various FMOs. The excess of amounts invested over the proportionate equity in the investees' net assets has been accounted for as goodwill and is being amortized over a 15 year life. Total amortization for the years ended December 31, 1997 and 1996 was $1.0 million and $200,000, respectively.

     The PBS, Ann Arbor and Roster acquisition agreements contain certain provisions which permit and could require LifeUSA Marketing to purchase part or all of the remaining equity interests.


NOTE 4. LINE OF CREDIT

     During 1996, the Company entered into a line of credit agreement with two of the Reinsurers which is available for use to fund certain investments and acquisitions the Company may make, capital contributions to LifeUSA Insurance or capital expenditures. In 1997, the maximum borrowing allowed under this agreement was increased to $50 million. Borrowings under the line of credit, as amended, may be made through May 17, 2000, will mature on March 31, 2002 and will be subject to mandatory repayments from 25% of excess cash flow (as defined) for the prior calendar year on June 30, 2000 and March 31, 2001. The line of credit agreement contains various financial covenants, including maintenance of minimum levels of consolidated tangible net worth for the Company and statutory capital and surplus and regulatory risk-based capital for LifeUSA Insurance. The Company is required to pay a commitment fee of 1/4 of 1% per quarter on the average daily unused portion of the credit line. On July 15, 1997, the Company borrowed $5.0 million under this line of credit. The Company has no other outstanding borrowings under this agreement.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 5. CONVERTIBLE SUBORDINATED DEBENTURES

     During 1995, Allianz Life purchased a 15-year, $30 million convertible subordinated debenture from the Company. In February 1998, Allianz Life converted the $30 million debenture it purchased from the Company into shares of common stock as described in Note 10 to the Consolidated Financial Statements.

     Prior to 1993, the Company's agents and employees earned convertible subordinated debentures as compensation. At December 31, 1997, $6.0 million of these debentures are outstanding. The debentures bear an 8% fixed interest rate which is payable annually. The debentures mature on June 30, 2000 or sooner at the option of the Company or mandatorily upon the sale of the Company. Subject to certain conditions, the debentures may be converted into shares of the Company's common stock at a conversion price of $24.00 per share through June 30, 1998. This conversion price increases by $1.50 per year up to a maximum of $27.00 per share. The debentures are subordinate to all present and future indebtedness of the Company, including lease obligations. During 1997 and 1995, $2,562 and $11,000 of debentures were converted to 110 and 571 shares of common stock, respectively. No debentures were converted in 1996.


NOTE 6. LEASES

     The Company leases office space, telephone equipment and furniture under operating leases expiring in various years through February 2001, with rights to lease additional office space at specified future dates and options to renew the leases for office space for an additional eight years and ten months from the expiration date. The office lease payments are subject to adjustment for real estate taxes and maintenance expenses. Rent expense on these operating leases charged to operations was $1.9 million, $1.5 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1997 are as follows (in thousands):


  1998 ......................  $1,994
  1999 ......................   2,125
  2000 ......................   2,125
  2001 ......................     354
                               ------
                               $6,598
                               ======

NOTE 7. CAPITAL STRUCTURE

     PREFERRED STOCK

     The Board of Directors has the authority to designate additional classes of preferred stock and the rights and preferences of any class of preferred stock from the 15 million authorized preferred shares. The issuance of preferred stock may adversely affect various rights, including voting rights, of the common shareholders and may be used as an anti-takeover device.

     COMMON STOCK TO BE ISSUED

     In connection with employee and Company contributions to the Life USA Holding, Inc. Employee Savings Plan (Savings Plan), 35,458 shares of common stock are to be issued at prices ranging from $16.125 to $16.875 per share at December 31, 1997 and 21,384 shares of common stock were to be issued at a price of $12.00 per share at December 31, 1996 to employee accounts under the Savings Plan.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 7. CAPITAL STRUCTURE (CONTINUED)

     NOTES RECEIVABLE FROM STOCK SALES

     During 1997 and 1996, the Company issued common stock to several of its FMOs in exchange for promissory notes in order to provide additional incentives for the FMOs to increase the life insurance and annuity business produced for LifeUSA Insurance or through LifeUSA Insurance under its joint marketing agreement with Allianz Life. The shares of common stock issued for the account of the FMO are held in the possession of the Company as security for the repayment of the promissory note. The promissory notes bear interest at the rate of 8% per annum compounded monthly and are payable at maturity (the fifth anniversary of the date of the note).

     STOCK OPTION PLANS

     The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of highly subjective option valuation models that were developed for use in valuing publicly traded stock options. Under APB No. 25, no compensation cost is recognized since the exercise price of the Company's stock options is equal to, or greater than, the market price of the underlying stock on the date of grant.

     The binomial and Black and Scholes option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. To further facilitate the use of the information disclosed, a range of reasonable values also is presented with the Company's pro forma information to reflect the variability of the results of the valuation process that would arise from changes made to the assumptions.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined using binomial option valuation models as if the Company had accounted for its employee stock options under the fair value method of that Statement. The assumptions used for each stock option plan are included in the discussion of that specific plan.

     In 1990, the Company established the Life USA Holding, Inc. 1990 Stock Option Plan (the 1990 Stock Option Plan). The 1990 Stock Option Plan provides for the granting of stock options to employees and consultants of the Company. An aggregate of 4 million shares of common stock is reserved for issuance upon the exercise of the options granted. The purchase price of the shares of common stock subject to options granted under the 1990 Stock Option Plan is determined by a committee of the Board of Directors; the purchase price cannot be less than 100% of the fair market value on the date the option is granted for incentive stock options and cannot be less than 85% of the fair market value on the date the option is granted for non-qualified options. No options may be granted under the 1990 Stock Option Plan after September 2000. The option vesting period and exercise period are determined by the committee at the date of the grant. The vesting periods range from zero to four years. During 1996, the committee determined that the life of all outstanding employee stock options issued with a five year life would be extended to ten years and all future employee stock option grants would be issued with a life of ten years. The additional expense related to the grant extensions is disclosed separately in the 1996 pro forma disclosures.

     Based upon this information, the following assumptions were used in determining the SFAS 123 expense associated with the 1990 Stock Option Plan. The volatility used was 37.47%, 38.03% and 36.89% for 1997, 1996 and 1995, respectively; the risk free interest rates ranged from 5.07% to 5.70%, 5.04% to 6.38% and 5.88% to 6.05% for 1997, 1996 and 1995, respectively; and the expected option life was seven years for 1997 and 1996 and four years for 1995.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 7. CAPITAL STRUCTURE (CONTINUED)

     Exercise prices for options outstanding as of December 31, 1997 ranged from $6.00 to $28.00. A summary of the Company's stock option activity for the 1990 Stock Option Plan, and related information for the years ended December 31 follows (in thousands, except exercise price amounts):

                                             1997                         1996                        1995
                                 ---------------------------- ---------------------------- ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 --------- ------------------ --------- ------------------ --------- -----------------
Outstanding -- beginning of year   2,720        $  10.21        2,289        $  10.26        2,103       $  10.10
Granted equal to market ........     714           13.98          373            8.77           67           8.88
Granted above market ...........     178           19.84          151           12.96          165          12.76
Exercised ......................    (360)           8.82          (29)           7.00          (27)          6.05
Canceled .......................     (21)          11.48          (64)          11.50          (19)         15.48
                                   -----        --------        -----        --------        -----       --------
Outstanding -- end of year .....   3,231           11.72        2,720        $  10.21        2,289       $  10.26
                                   =====        ========        =====        ========        =====       ========
Exercisable -- end of year .....   2,154        $  11.53        1,858        $  10.39        1,376       $  10.27
                                   =====        ========        =====        ========        =====       ========
Weighted-average fair value of
 options granted during the year
 (using SFAS 123 assumptions) ..                $   6.55                     $   4.21                    $   2.70
                                                ========                     ========                    ========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1997 (in thousands, except exercise price and remaining contractual life amounts):



                                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      WEIGHTED-AVERAGE    -----------------------------   ----------------------------
                          REMAINING
     RANGE OF            CONTRACTUAL                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
  EXERCISE PRICES           LIFE           NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
------------------   ------------------   --------   ------------------   --------   -----------------
  $ 6.00 -  9.00              6.1            770          $  7.61            558          $  7.17
  $ 9.01 - 13.50              7.0          1,681            11.05          1,121            11.02
  $13.51 - 20.25              8.9            649            15.89            344            15.60
  $20.26 - 28.00              8.5            131            23.76            131            23.76

     Beginning in 1992, the Company granted stock options as commission bonuses to LifeUSA Insurance agents (Agent Option Plan) based on net earned commissions on business written. An aggregate of 4,647,548 shares of the Company's common stock is reserved for issuance upon the exercise of these options. The purchase price of shares of common stock subject to these options is the greater of $10.00 per share or 150% of the average closing bid price for the Company's common stock for the twenty days immediately preceding the end of the calendar quarter for which the stock option is granted. These options vest immediately upon issuance and expire on December 31st in the fifth year following the date of grant. As a result, 166,808 options granted in 1992 that were not exercised by December 31, 1997, expired. The Company discontinued the granting of stock options as production bonuses following the calendar quarter ended March 31, 1997.

     Based upon this information, the following assumptions were used in determining the SFAS 123 expense associated with the Agent Option Plan. The volatility used was 34.58%, 36.89% and 36.89% for 1997, 1996 and 1995 respectively; the risk free interest rates was 5.39% for 1997, and ranged from 6.10% to 6.15% and 5.95% to 6.05% for 1996 and 1995, respectively; and the expected option life was four years for 1997, 1996 and 1995.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 7. CAPITAL STRUCTURE (CONTINUED)

     Exercise prices for options outstanding as of December 31, 1997 ranged from $10.00 to $27.28. A summary of the Company's stock option activity for the Agent Option Plan, and related information for the years ended December 31 follows (in thousands, except exercise price amounts):

                                             1997                         1996                        1995
                                 ---------------------------- ---------------------------- ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 --------- ------------------ --------- ------------------ --------- -----------------
Outstanding -- beginning of year   4,237        $  14.58        3,482        $  14.93        2,406       $  15.60
Granted equal to market ........     101           15.71          862           13.38        1,088          13.48
Exercised ......................    (846)          11.83           --              --           --             --
Canceled .......................    (236)          13.11         (107)          16.37          (12)         15.88
                                   -----        --------        -----        --------        -----       --------
Outstanding -- end of year .....   3,256           15.44        4,237        $  14.58        3,482       $  14.93
                                   =====        ========        =====        ========        =====       ========
Exercisable -- end of year .....   3,256        $  15.44        4,237        $  14.58        3,482       $  14.93
                                   =====        ========        =====        ========        =====       ========
Weighted-average fair value of
 options granted during the year
 (using SFAS 123 assumptions) ..                $   1.89                     $   2.37                    $   1.93
                                                ========                     ========                    ========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1997 (in thousands, except exercise price and remaining contractual life amounts):

                                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      WEIGHTED-AVERAGE    -----------------------------   ----------------------------
                          REMAINING
     RANGE OF            CONTRACTUAL                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
  EXERCISE PRICES           LIFE           NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
------------------   ------------------   --------   ------------------   --------   -----------------
  $ 9.01 - 13.50              3.3          1,096          $  12.21         1,096         $  12.21
  $13.51 - 20.25              2.6          1,823             15.55         1,823            15.55
  $20.26 - 28.00              1.0            337             25.33           337            25.33

     During 1993, the Company established the LifeUSA Director Option Plan (Director Option Plan) which provides for the granting of stock options to members of the Company's Board of Directors who are not and have not been full-time employees of the Company or any of its subsidiaries. Each such director receives a non-qualified stock option to purchase 1,000 shares of common stock for each meeting of the Board of Directors attended. The exercise price of the option is equal to the fair market value of the stock on the date of the meeting. An aggregate of 100,000 shares of common stock is reserved for issuance upon the exercise of the options granted. These options vest immediately, are exercisable six months and one day after issuance, and expire on the earlier of five years from issuance or one year after the director ceases to be a member of the Board of Directors.

     Based upon this information, the following assumptions were used in determining the SFAS 123 expense associated with the Director Option Plan. The volatility used was 34.58%, 36.89% and 36.89% for 1997, 1996 and 1995 respectively; the risk free interest rates ranged from 4.97% to 5.21%, 6.03% to 6.10% and 5.88% to 5.99% for 1997, 1996 and 1995, respectively; and the expected option life was four years for 1997, 1996 and 1995.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 7. CAPITAL STRUCTURE (CONTINUED)

     Exercise prices for options outstanding as of December 31, 1997 ranged from $8.25 to $19.50. A summary of the Company's stock option activity for the Director Option Plan, and related information for the years ended December 31 follows (in thousands, except exercise price amounts):

                                             1997                         1996                        1995
                                 ---------------------------- ---------------------------- ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 --------- ------------------ --------- ------------------ --------- -----------------
Outstanding -- beginning of year     65         $  10.78         45          $  11.67         25         $  13.88
Granted equal to market ........     16            13.41         20              8.78         20             8.92
Exercised ......................    (12)            9.51         --                --         --               --
                                    ---         --------         --          --------         --         --------
Outstanding -- end of year .....     69            11.61         65          $  10.78         45         $  11.67
                                    ===         ========         ==          ========         ==         ========
Exercisable -- end of year .....     62         $  11.08         55          $  11.12         35         $  12.55
                                    ===         ========         ==          ========         ==         ========
Weighted-average fair value of
 options granted during the year
 (using SFAS 123 assumptions) ..                $   4.62                     $   3.28                    $   3.32
                                                ========                     ========                    ========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1997 (in thousands, except exercise price and remaining contractual life amounts):

                                                OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                       WEIGHTED-AVERAGE    -----------------------------   ----------------------------
                           REMAINING
      RANGE OF            CONTRACTUAL                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
  EXERCISE PRICES            LIFE           NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
-------------------   ------------------   --------   ------------------   --------   -----------------
   $ 6.00 -  9.00              2.9           24            $  8.57           24            $  8.57
   $ 9.01 - 13.50              2.7           28              10.47           28              10.47
   $13.51 - 20.25              2.4           17              17.79           10              18.81

     For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense in the year of grant. The expense generated as a result of the grant of agent options has been reduced by the amount that would be deferred as a cost of acquiring new business. This amount has been calculated using a method consistent with that utilized by LifeUSA Insurance to defer commissions paid to agents. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                               1997                             1996                             1995
                                 -------------------------------- -------------------------------- -------------------------------
                                               RANGE OF VALUES                  RANGE OF VALUES                  RANGE OF VALUES
                                            ---------------------            ---------------------            --------------------
                                  SFAS 123     HIGH        LOW     SFAS 123     HIGH        LOW     SFAS 123     HIGH        LOW
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
Reported net income ............  $ 26,978   $ 26,978   $ 26,978   $ 23,454   $ 23,454   $23,454    $19,097    $ 19,097   $19,097
Additional expense:
  1990 Stock Option Plan:
    Original grants ............    (3,415)    (4,275)    (1,328)    (1,273)    (1,626)     (444)      (362)       (512)     (154)
    Grant extensions ...........        --         --         --     (3,628)    (5,091)     (981)        --          --        --
  Agent Option Plan ............      (158)      (259)       (60)      (998)    (1,512)     (320)      (867)     (1,393)     (225)
  Director Option Plan .........       (43)       (56)       (26)       (38)       (49)      (21)       (38)        (50)      (21)
                                  --------   --------   --------   --------   --------   -------    -------    --------   -------
Pro forma net income ...........  $ 23,362   $ 22,388   $ 25,564   $ 17,517   $ 15,176   $21,688    $17,830    $ 17,142   $18,697
                                  ========   ========   ========   ========   ========   =======    =======    ========   =======
  Pro forma earnings per share:
  Basic ........................  $   1.11   $   1.07   $   1.21   $    .89   $    .77   $  1.09    $   .92    $    .88   $   .96
                                  ========   ========   ========   ========   ========   =======    =======    ========   =======
  Diluted ......................  $    .96   $    .92   $   1.05   $    .79   $    .69   $   .97    $   .83    $    .79   $   .86
                                  ========   ========   ========   ========   ========   =======    =======    ========   =======

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 7. CAPITAL STRUCTURE (CONTINUED)

     SAVINGS PLAN

     In 1990, the Company adopted the Savings Plan. An aggregate of 700,000 shares of common stock is reserved for issuance by the Savings Plan. All permanent employees age 18 and over are eligible to participate in the Savings Plan. Participants may contribute from 1% to 15% of their annual salary to the Savings Plan, and the Company will match these contributions at a percentage to be determined annually at the discretion of the Company. The Company may also contribute a discretionary profit sharing amount, determined annually. Contributions made to the Savings Plan by the Company are invested in common stock of the Company. Effective January 1, 1998, company contributions may be in the form of common stock of the Company or as cash contributions to the employee's elected mutual funds in the Savings Plan. During the years of 1997, 1996 and 1995, the Company matched the participants' contributions dollar-for-dollar up to 6% of their annual salaries. The Company's expense for the years ended December 31, 1997, 1996 and 1995, was $1.1 million, $.9 million and $.7 million, respectively.

     DIVIDENDS

     The ability of the Company to pay dividends is limited because a majority of the Company's revenues is produced by LifeUSA Insurance, and distributions by LifeUSA Insurance to the Company are subject to approval and other limitations imposed by the Department of Commerce of the State of Minnesota. LifeUSA Insurance paid a $2.5 million extraordinary dividend to the Company during 1997 and has been permitted by the Department of Commerce of the State of Minnesota to pay a $2.5 million extraordinary dividend to the Company during 1998.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 8. EARNINGS PER SHARE

     Basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 were computed as follows (dollars in thousands, except per share amounts):

                                                              YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1997          1996          1995
                                                     -----------   -----------   -----------
BASIC
Weighted-average shares outstanding ..............    21,795,258    20,762,192    20,254,838
                                                     ===========   ===========   ===========
Net income .......................................   $    26,978   $    23,454   $    19,097
Add convertible subordinated debenture
 interest, net of federal income tax effect ......           870           870           757
                                                     -----------   -----------   -----------
Adjusted net income ..............................   $    27,848   $    24,324   $    19,854
                                                     ===========   ===========   ===========
Per common share amount ..........................   $      1.28   $      1.17   $       .98
                                                     ===========   ===========   ===========
DILUTED
Average shares outstanding and to be issued ......    21,808,351    20,767,538    20,270,532
Net effect of dilutive stock options and warrants,
 having exercise prices of the average market
 price of the common stock using the treasury
 stock method ....................................       929,209       171,714       169,490
Shares assuming conversion of convertible
 subordinated debentures .........................     2,422,878     2,419,411     2,084,384
                                                     -----------   -----------   -----------
Adjusted weighted-average shares .................    25,160,437    23,358,663    22,524,396
                                                     ===========   ===========   ===========
Net income .......................................   $    26,978   $    23,454   $    19,097
Add convertible subordinated debenture interest,
 net of federal income tax effect ................           870           870           757
                                                     -----------   -----------   -----------
Adjusted net income ..............................   $    27,848   $    24,324   $    19,854
                                                     ===========   ===========   ===========
Per common share amount ..........................   $      1.11   $      1.04   $       .88
                                                     ===========   ===========   ===========

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 9. INCOME TAXES

     Income taxes consist of the following (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                   -------------------------------
                                     1997       1996        1995
                                   --------   --------    --------
   Current income taxes: .......
     Federal ...................   $ 15,346   $ 14,459    $  8,312
     State .....................        277        821         372
                                   --------   --------    --------
   Total current income taxes ..     15,623     15,280       8,684
   Deferred income taxes .......        470     (1,669)      2,180
                                   --------   --------    --------
      Total income taxes .......   $ 16,093   $ 13,611    $ 10,864
                                   ========   ========    ========

     The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate for the years ended December 31 is as follows (in thousands):

                                                      1997              1996             1995
                                                 --------------------------------------------------
                                                PROVISION  RATE   PROVISION  RATE   PROVISION  RATE
                                                 -------   ----    -------   ----    -------   ----
   Income taxes based on the statutory rate ..   $15,075   35.0%   $12,973   35.0%   $10,486   35.0%
   State income tax, net of federal benefit ..       366     .8        453    1.2        183     .6
   Other taxes ...............................       652    1.1        185     .5        195     .7
                                                 -------   ----    -------   ----    -------   ----
    Total income taxes .......................   $16,093   37.4%   $13,611   36.7%   $10,864   36.3%
                                                 =======   ====    =======   ====    =======   ====

     The components of the deferred tax provision (benefit) for the years ended December 31 are as follows (in thousands):

                                            1997        1996        1995
                                          --------    --------    --------
   Deferred policy acquisition costs ..   $  4,511    $  3,548    $ 12,810
   Future policy benefits .............     (5,279)     (3,840)    (10,173)
   Deferred agent compensation ........        260          49        (534)
   State guaranty fund assessments ....        749      (1,109)       (729)
   Other ..............................        229        (317)        806
                                          --------    --------    --------
                                          $    470    $ (1,669)   $  2,180
                                          ========    ========    ========

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 9. INCOME TAXES  (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     DECEMBER 31,
                                                  -----------------
                                                    1997     1996
                                                  -------   -------
   Deferred tax assets:
      Future policy benefits ..................   $57,422   $52,143
      Unrealized gains/losses on investments ..     7,920     3,062
      Deferred agent compensation .............     2,404     2,664
      State guaranty fund assessments .........     1,109     1,723
      Other ...................................     7,978     5,930
                                                  -------   -------
   Total gross deferred tax assets ............    76,833    65,522
   Deferred tax liabilities:
      Deferred policy acquisition costs .......    72,047    67,536
      Unrealized gains/losses on investments ..    12,835     4,858
      State guaranty fund assessments .........     1,013       878
      Other ...................................     7,451     5,174
                                                  -------   -------
   Total gross deferred tax liabilities .......    93,346    78,446
                                                  -------   -------
   Net deferred tax liability .................   $16,513   $12,924
                                                  =======   =======

     The Company began filing life-nonlife consolidated federal income tax returns in 1994.

     In 1997, the Internal Revenue Service completed the audit of the Company's and LifeUSA Insurance's federal income tax returns for the years 1992 and 1991. There were no material adjustments as a result of the examination.

     The Internal Revenue Service is currently auditing the Company's and LifeUSA Insurance's federal income tax returns for the years 1996, 1995, 1994 and 1993. The outcome of the examination is not known at this time.


NOTE 10. AGREEMENT WITH ALLIANZ LIFE

     In an agreement announced in January 1998 ("the agreement with Allianz Life"), Allianz Life will acquire up to 35 percent of the outstanding common stock of the Company over the next five years, and the marketing agreement between the two companies will be extended to December 31, 2000.

     Allianz Life will acquire its interest in the Company as a result of several specific actions. First, over the next five years, Allianz Life will purchase from the Company $100 million of newly issued common stock in increments of $10 million semi-annually. The price at which Allianz Life will purchase the common stock will be at 250 percent of the Company's book value per share (excluding SFAS No. 115), at the time the common stock is issued. Second, on February 6, 1998 Allianz Life converted the $30 million debenture it purchased from the Company in 1995. In order to complete the conversion, the Company issued Allianz Life 2.43 million shares of common stock at a conversion price of $12.34 per share. Allianz Life also exercised its preemptive rights and purchased 241,846 additional shares at $12.36 per share. Third, Allianz Life purchased 925,000 shares from certain members of the Company's management at $16.44 per share. In addition, Allianz Life may acquire an additional 1,604,104 shares of the Company's common stock in open market purchases in the next year.

     The purchase of $100 million common stock will provide the Company with $100 million of equity capital through the use of a financing vehicle called a Sequentially Timed Equity Placement (STEP). Under the provisions of the STEP, Allianz Life has committed to provide equity capital to the Company in sequential

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 10. AGREEMENT WITH ALLIANZ LIFE  (CONTINUED)

purchases of common stock over a five-year period. If the price at which Allianz Life would purchase the Company's common stock, calculated at 250 percent of the then current book value, is more than 200 percent of the current market price at the time the common stock is tendered, Allianz Life can decline to purchase the stock. However, in such an event, the Company may require Allianz Life to purchase a convertible debenture for a like amount of capital. The convertible debenture would include a 10 year term, interest only payments for the first five years, interest at a rate equal to the 10 year U.S. treasury bond, at the time of issue, conversion at 200 percent of the market price at issue, and a mandatory conversion provision at 80 percent of the conversion price.

     Initially, Allianz Life has the right to nominate two individuals to the Company's Board of Directors, and additional directors may be nominated proportional to Allianz Life's percentage ownership. The agreement limits Allianz Life's ownership to 35%, precludes it from making management changes and provides certain other standstill protections.


NOTE 11. RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of $.4 million, $.4 million and $.4 million for the years ended December 31, 1997, 1996 and 1995, respectively, from the law firm of which one of its directors and two officers of the Company are members. Members of such firm beneficially owned 309,480 shares of the Company at December 31, 1997, or approximately 1.2% of the then outstanding shares.

     The Company incurred actuarial and other consulting fees of $1.2 million, $.7 million and $.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, from the firm of which one of its directors is a member.

     The Company incurred legal and other consulting fees of $.2 million, $.1 million, and $.1 million for the years ended December 31, 1997, 1996 and 1995, respectively, from the firm of which one of its directors is a member.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

     Changes in operating assets and liabilities consist of (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Increase in policy loans .................................   $ (1,628)   $ (1,553)   $ (1,666)
Increase in accrued investment income ....................     (3,142)     (4,324)    (14,091)
Increase in recoverable on paid losses
 and amounts due from reinsurers .........................    (10,791)     (7,678)     (5,768)
Decrease (increase) in other assets ......................      8,551       2,636     (14,867)
Increase (decrease) in other policyholders' funds ........      3,827         928         (48)
Increase (decrease) in amounts due reinsurers ............     14,798      (3,698)     12,242
Increase (decrease) in accrued commissions to agents .....      1,340      (1,121)      2,859
(Decrease) increase in taxes, licenses and fees payable ..     (9,453)     (1,045)     13,542
(Decrease) increase in accounts payable ..................     (1,644)      2,196         565
Increase (decrease) in other liabilities .................      6,258         312        (362)
                                                             --------    --------    --------
                                                             $  8,116    $(13,347)   $ (7,594)
                                                             ========    ========    ========
Supplemental schedule of noncash financing activities: ...
  Issuance of stock upon conversion of convertible
   subordinated debentures ...............................   $   --      $   --      $     11
  Issuance of stock to employees as compensation .........      1,220       1,436         831

NOTE 13. STATUTORY CAPITAL AND SURPLUS

     LifeUSA Insurance, domiciled in Minnesota, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Department of Commerce of the State of Minnesota. LifeUSA Insurance does not utilize any accounting practices in the preparation of its statutory financial statements which differ from those prescribed by the Department of Commerce of the State of Minnesota.

     At December 31, 1997 and 1996, LifeUSA Insurance had statutory capital and surplus of $103.7 million and $87.3 million, respectively, as reported to regulatory authorities. During 1996, the Company contributed to LifeUSA Insurance a total of $1.4 million to increase LifeUSA Insurance statutory capital and surplus. No contributions were made by the Company to LifeUSA Insurance in 1997. LifeUSA Insurance paid a $2.5 million extraordinary dividend to the Company during 1997 and has been permitted by the Department of Commerce of the State of Minnesota to pay a $2.5 million extraordinary dividend in 1998. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations. Statutory net income for the years ended December 31, 1997, 1996 and 1995 was $18.4 million, $13.2 million and $.4 million, respectively. Differences between net income and statutory net income arise primarily from deferred policy acquisition costs, future policy benefits, deferred income taxes, amortization of licenses and noncash transactions relating to agent advances.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            QUARTER ENDED
                             ---------------------------------------------
                             MARCH 31    JUNE 30  SEPTEMBER 30 DECEMBER 31
                             --------   --------   ----------  -----------
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
Revenues .................   $ 79,352   $ 91,816   $ 107,187   $ 91,548
Net income ...............      5,145      5,331       9,628      6,874
Earnings per common share:
  Basic ..................        .25        .26         .45        .32
  Diluted ................        .22        .23         .38        .27
1996:
Revenues .................   $ 73,554   $ 77,429   $  84,032   $ 81,883
Net income ...............      4,621      5,666       6,762      6,404
Earnings per common share:
 Basic ...................        .24        .28         .33        .32
 Diluted .................        .21        .25         .30        .28

     The results for the quarters ended December 31 were impacted by the following items (dollars in thousands, except per share amounts):

                                                         1997                     1996
                                               ----------------------   -----------------------
                                                 INCREASE (DECREASE)      INCREASE (DECREASE)
                                               ----------------------   -----------------------
                                               NET INCOME   PER SHARE   NET INCOME    PER SHARE
                                               ----------   ---------   ----------    ---------
Net realized gains on investments .......       $    76       $.00       $    22        $.00
Credits (charges) for state guaranty fund
 assessments ............................           977        .04        (1,487)       (.06)
Reduction of state premium tax expense ..          --          --          1,838         .08
Revisions made to the estimates in the
 models used to amortize deferred policy
 acquisition costs and accrue for bonuses
 to be paid to policyholders ............          --          --          1,184         .05
Adjustments made to annual production
 based accruals .........................          --          --           (938)       (.04)

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     CASH AND CASH EQUIVALENTS AND POLICY LOANS

     The carrying amounts reported in the balance sheet for these financial instruments approximate fair value.

     INVESTMENT CONTRACTS

     The fair value of the Company's liabilities for deferred annuity contracts is estimated to be the cash surrender value of each contract. The cash surrender value represents the policyholder's account balance less applicable surrender charges. The fair value of liabilities for supplemental contracts without life contingencies and in-benefit annuity contracts is estimated by discounting estimated cash flows using appropriate market interest rates.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)

     The fair value of the Company's deferred policy acquisition costs is not required to be disclosed. However, in the event that the fair value of the liabilities for deferred annuity contracts, supplemental contracts without life contingencies and in-benefit annuity contracts were realized (i.e., the business is sold or completely ceded to a third party), the deferred policy acquisition cost asset with a carrying value of $182.8 million and $167.9 million at December 31, 1997 and 1996, respectively, would have a fair value of $0.

     FUTURE POLICY BENEFITS RECOVERABLE AND AMOUNTS DUE FROM REINSURERS

     Only the portions of future policy benefits recoverable and amounts due from reinsurers related to investment contracts are considered to be financial instruments. The fair value has been determined using methods consistent with methods used to fair value the related investment contracts and represents the amount that would be recoverable from the Reinsurers if the related investment contract fair value were realized.

     CONVERTIBLE SUBORDINATED DEBENTURES

     The fair value of convertible subordinated debentures is estimated using discounted cash flow analyses, based on interest rates for similar types of financial instruments with maturities consistent with those remaining for the debentures.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                  DECEMBER 31, 1997                 DECEMBER 31, 1996
                                           ------------------------------   --------------------------------
                                            CARRYING VALUE    FAIR VALUE     CARRYING VALUE      FAIR VALUE
                                           ----------------  ------------   ----------------   -------------
ASSETS
Fixed maturity investments:
  Available for sale .................       $  882,159       $  882,159       $  878,279       $  878,279
  Held to maturity ...................        1,249,488        1,289,621        1,003,197        1,013,761
Policy loans .........................           29,003           29,003           23,908           23,908
Cash and cash equivalents ............           34,139           34,139           20,989           20,989
Future policy benefits recoverable
 and amounts due from reinsurers .....        2,449,309        2,211,385        2,065,817        1,999,158
LIABILITIES
Investment contracts:
  Deferred annuities .................       $3,333,160       $2,873,536       $2,884,403       $2,562,624
  Supplementary contracts and
   in-benefit annuities ..............        1,076,337        1,118,775          954,150          984,832
Convertible subordinated debentures ..           36,030           46,955           36,030           39,633

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of estimated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)

losses can have a significant effect on fair value estimates and have not been considered in the estimates.


NOTE 16. REINSURANCE

     For details regarding life insurance and annuity reinsurance ceded and assumed refer to Reinsurance on pages 10 through 12. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.


NOTE 17. CONTINGENCIES

     For details of current legal proceedings outstanding, refer to LEGAL PROCEEDINGS on page 66. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 18. LIFE USA HOLDING, INC. (PARENT ONLY) FINANCIAL INFORMATION

                             LIFE USA HOLDING, INC.
                                  (PARENT ONLY)
                                  BALANCE SHEET

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1997             1996
                                                                      ---------        ---------
                             ASSETS
Fixed maturity investments -- available for sale, at fair value
 (amortized cost: $8,139 at December 31, 1997 and $5,190 at
 December 31, 1996) ...........................................       $   7,161        $   5,392
Cash and cash equivalents .....................................           9,009              182
Fixed assets and leasehold improvements, net ..................           5,828            5,652
Investments in subsidiaries, net ..............................         245,819          206,722
Deferred income taxes .........................................           2,039            1,937
Other assets ..................................................           7,624            6,382
                                                                      ---------        ---------
                                                                      $ 277,480        $ 226,267
                                                                      =========        =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Amounts due reinsurers .......................................       $     428        $     231
 Accounts payable .............................................           4,878            6,617
 Accrued commissions to agents ................................           4,575            4,029
 Convertible subordinated debentures ..........................          36,030           36,030
 Long term debt ...............................................           5,000             --
 Other policyholders' funds ...................................              15            3,028
 Other liabilities ............................................           4,154            3,717
                                                                      ---------        ---------
  Total liabilities ...........................................          55,080           53,652
Shareholders' equity:
 Preferred stock, $.01 par value; 15,000,000 shares authorized, none issued -- Common stock, $.01 par value; 45,000,000
  shares authorized, 22,723,830 shares issued and outstanding
  (20,953,517 shares at December 31, 1996) ....................             227              210
 Common stock to be issued, 35,458 shares (21,384 shares at
  December 31, 1996) ..........................................             565              357
 Additional paid-in capital ...................................         108,372           86,474
 Notes receivable from stock sales ............................          (7,477)          (3,888)
 Unrealized gain on fixed maturity investments --
  available for sale ..........................................           8,149            3,335
 Retained earnings ............................................         112,564           86,127
                                                                      ---------        ---------
  Total shareholders' equity ..................................         222,400          172,615
                                                                      ---------        ---------
                                                                      $ 277,480        $ 226,267
                                                                      =========        =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 18. LIFE USA HOLDING, INC. (PARENT ONLY) FINANCIAL INFORMATION (CONTINUED)

                             LIFE USA HOLDING, INC.
                                  (PARENT ONLY)
                               STATEMENT OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 --------   --------   --------
Revenues:
 Management fees .............................   $ 34,976   $ 32,476   $ 29,389
 Net investment income .......................        810      1,378      1,825
 Commissions and expense allowances, net .....     80,305     63,222     59,286
 Equity in income of wholly-owned subsidiaries     23,972     21,321     16,083
 Other .......................................        553        316          8
                                                 --------   --------   --------
  Total revenues .............................    140,616    118,713    106,591
Expenses:
 Commissions .................................     50,381     38,133     36,483
 Salaries and employee benefits ..............     25,456     24,720     19,189
 Depreciation and amortization ...............      1,705      1,246        676
 Interest expense ............................      2,194      1,982      1,785
 Other .......................................     31,763     27,609     27,168
                                                 --------   --------   --------
  Total expenses .............................    111,499     93,690     85,301
                                                 --------   --------   --------
Income before income taxes ...................     29,117     25,023     21,290
Income taxes .................................      2,139      1,569      2,193
                                                 --------   --------   --------
Net income ...................................   $ 26,978   $ 23,454   $ 19,097
                                                 ========   ========   ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIFE USA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 18. LIFE USA HOLDING, INC. (PARENT ONLY) FINANCIAL INFORMATION (CONTINUED)

                             LIFE USA HOLDING, INC.
                                  (PARENT ONLY)
                             STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Cash flows from operating activities:
 Net income ......................................   $ 26,978    $ 23,454    $ 19,097
 Adjustments to reconcile net income to net
  cash provided by operating activities ..........    (22,060)    (10,147)     (1,660)
                                                     --------    --------    --------
Net cash provided by operating activities ........      4,918      13,307      17,437

Cash flows from investing activities:
 Fixed maturity investments -- available for sale:
   Purchases .....................................     (4,907)       --       (22,954)
   Proceeds from maturities and principal
    payments on mortgage-backed securities .......      2,000        --         1,660
 Investment in LifeUSA Insurance Company .........       --          --       (23,675)
 Investment in LifeUSA Securities, Inc. ..........     (1,320)       (285)       --
 Investment in LifeUSA Marketing, Inc. ...........    (10,382)     (9,250)       --
 Loans to field marketing organizations ..........     (1,605)     (1,219)       --
 Capital expenditures ............................     (1,650)     (2,629)     (3,079)
                                                     --------    --------    --------
Net cash used in investing activities ............    (17,864)    (13,383)    (48,048)

Cash flows from financing activities:
 Proceeds from exercise of stock options and
  warrants .......................................     15,656         226         195
 Proceeds from line of credit ....................      5,000        --          --
 Proceeds from convertible subordinated
  debenture issuance .............................       --          --        30,000
 Other financing activities ......................      1,117         (25)        230
                                                     --------    --------    --------
Net cash provided by financing activities ........     21,773         201      30,425
                                                     --------    --------    --------
Net (decrease) increase in cash and cash
 equivalents .....................................      8,827         125        (186)
Cash and cash equivalents at beginning of the
 year ............................................        182          57         243
                                                     --------    --------    --------
Cash and cash equivalents at end of the year .....   $  9,009    $    182    $     57
                                                     ========    ========    ========
Cash paid during the year for interest ...........   $  2,194    $  1,984    $  1,223
                                                     ========    ========    ========
Cash paid during the year for income taxes .......   $    830    $  2,032    $  2,550
                                                     ========    ========    ========
Supplemental schedule of noncash investing and
 financing activities:
 Issuance of stock upon conversion of
  convertible subordinated debentures ............   $      3    $   --      $     11
 Issuance of stock to employees as compensation ..      1,220       1,436         831
 Fixed assets contributed to LifeUSA Insurance
  Company ........................................       --         1,362       1,766


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT AUDITORS
================================================================================



The Board of Directors
Life USA Holding, Inc.


     We have audited the accompanying consolidated balance sheets of Life USA Holding, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life USA Holding, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Minneapolis, Minnesota
January 30, 1998
except for Note 10 as to which the date is February 6, 1998

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
================================================================================


     The management of Life USA Holding, Inc. is responsible for the consolidated financial statements, accompanying notes and all other information presented in this Annual Report to Shareholders and Form 10-K. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts based on the best estimates and judgments of management.

     In order to safeguard assets and to maintain the integrity and objectivity of data in these financial statements, Life USA Holding, Inc. maintains a comprehensive system of internal accounting controls. These controls are supported by the careful selection and training of qualified personnel and an appropriate division of responsibilities. In addition, an integral part of the comprehensive system of internal control is an effective internal audit department. The Life USA Holding, Inc. internal audit department systematically evaluates the adequacy and effectiveness of internal accounting controls and measures adherence to established policies and procedures. The management of Life USA Holding, Inc. believes that, as of December 31, 1997, its system of internal control is adequate to accomplish the objectives discussed herein.

     The financial statements for the years ended December 31, 1997, 1996 and 1995 have been audited by Ernst & Young LLP, independent auditors. The audits were made in accordance with generally accepted auditing standards and included a review of the system of internal controls to the extent necessary to express an opinion on the financial statements.

     The audit committee of the Board of Directors, comprised solely of outside directors, meets regularly with the independent auditors, management and internal auditors to review the scope and results of the audit work performed. The independent auditors have unrestricted access to the audit committee, without the presence of management, to discuss the results of their audit, the adequacy of internal accounting controls and the quality of financial reporting.

/s/ Robert W. MacDonald

Robert W. MacDonald
Chairman and Chief Executive Officer



/s/ Mark A. Zesbaugh

Mark A. Zesbaugh
Executive Vice President and
Chief Financial Officer

ANNUAL REPORT ON FORM 10-K
LIFE USA HOLDING, INC.
================================================================================

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the fiscal year ended December 31, 1997

Life USA Holding, Inc.
Commission file number 0-18485
Incorporated in the State of Minnesota
IRS Employer Identification No. 41-1578384
Suite 95 Interchange North Building
300 South Highway 169
Minneapolis, Minnesota 55426
Telephone: (612) 546-7386

Securities registered pursuant to Section 12(g) of The Act (and listed on the Nasdaq Stock Market): Common Stock, $.01 par value

Life USA Holding, Inc. (1) has filed all reports required to be filed by Section
   13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

The aggregate market value of the voting and outstanding stock (25,758,123 shares) held by non-affiliates of the registrant as of February 13, 1998 was $434,797,116.

This Annual Report to Shareholders and Form 10-K combines the disclosure requirements of the Securities and Exchange Commission and generally accepted accounting principles. Certain portions of the Annual Report to Shareholders and Form 10-K as referenced in the table at right are incorporated in the Form 10-K.

Portions of the proxy statement for the annual shareholders meeting to be held
   April 14, 1998 are incorporated by reference into Part III.


FORM 10-K
CROSS-REFERENCE
TABLE OF CONTENTS                                  PAGE(S)
-------------------------------------------- ------------------
PART I
Item 1.    Business
           General                                6-14,40
           Investments                        13,17,24-26,
                                              39-40,43-45
           Reinsurance                       10-12, 17-18
           Capital Resources                        21-22
           Marketing Organization
            Ownership                           2,6,13,45
           The Agreement with Allianz Life     3,12,21,54
           Line of Credit                           21,45
           Regulatory Matters                       22,57
           Statutory Income and Capital of
            LifeUSA Insurance Company               22,56
Item 2.    Properties                                  65
Item 3.    Legal Proceedings                           65
Item 4.    Submission of Matters to a
            Vote of Security Holders                 none
PART II.
Item 5.    Market for Registrant's
            Common Equity and Related
            Stockholder Matters                   1,22,73
Item 6.    Selected Financial Data                    4-5
Item 7.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations               15-33
Item 8.    Financial Statements and
            Supplementary Data                34-38,57,68
Item 9.    Changes in and Disagreements
            with Accountants on
            Accounting and Financial
            Disclosure                               none
PART III.
Item 10.   Directors and Executive
            Officers of the Registrants                *
Item 11.   Executive Compensation                      *
Item 12.   Security Ownership of Certain
            Beneficial Owners and
            Management                                 *
Item 13.   Certain Relationships and
            Related Transactions                       *
PART IV.
Item 14.   Exhibits, Financial Statement
            Schedules and Reports on
            Form 8-K                                68-72

*Life USA Holding, Inc.'s Proxy Statement for the 1998 Annual Meeting of
 Shareholders is incorporated herein by reference.

LIFE USA HOLDING, INC.
================================================================================

PROPERTIES

     Under leases expiring in February 2001, the Company leases approximately 141,000 square feet of office space at Interchange North Building, 300 South Highway 169, Minneapolis, Minnesota. See Note 6 to the Consolidated Financial Statements. Based on the Company's business plan, management believes the Company's current facilities will be adequate through 1998.


LEGAL PROCEEDINGS

     In July 1997, two policyholders of Fidelity Union Life Insurance Company (FULICO) whose policies were assumed by Allianz Life commenced an action against Allianz Life in state court in California. LifeUSA Insurance was also named as a defendant in the lawsuit because it is the successor of FULICO and a third plaintiff who is a policyholder of LifeUSA Insurance asserted certain claims against LifeUSA Insurance. This action is styled on behalf of the plaintiffs and seeks certification on behalf of a class of policyholders who had purchased FULICO and LifeUSA Insurance insurance products. The plaintiffs allege that they and other policyholders have been damaged due to certain alleged improper sales practices relating to vanishing premiums, churning and retirement plans, among other things. In 1994, Allianz sold the stock of FULICO to the Company. The Company then merged its Colorado life insurance subsidiary with FULICO and changed FULICO's corporate name to LifeUSA Insurance in order to redomesticate its Colorado life insurance subsidiary to Minnesota and obtain licenses in all states except for New York. As part of the transaction, Allianz Life assumed all of the business written by FULICO prior to the sale of the stock of FULICO to the Company and agreed to indemnify the Company and LifeUSA Insurance against any liabilities of FULICO arising prior to the date on which FULICO was sold to the Company. The case has been transferred to the Minnesota federal court by agreement of the parties. The litigation is at an early stage and, while it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

     In January 1998, six annuity policyholders commenced a lawsuit against the Company. The action is styled on behalf of the plaintiffs and on behalf of a class of policyholders who purchased annuity policies. The plaintiffs allege that they and other annuity policyholders have been damaged due to certain alleged misrepresentations and alleged inadequate disclosures at the times the annuities were purchased and from time to time thereafter. The case was commenced in the United States Court for the Eastern District of Pennsylvania. The Company made a motion to dismiss the case for failure to plead fraud with particularity. The litigation is at an early stage and, while it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the executive officers of the Company, their ages and titles:

NAME                   AGE              TITLE
--------------------- -----  ------------------------------------------------
Robert W. MacDonald    55    Chairman and Chief Executive Officer
Margery G. Hughes      47    President and Chief Operating Officer
Mark A. Zesbaugh       33    Executive Vice President, Chief Financial Officer,
                             Treasurer and Secretary
Daniel J. Rourke       68    Senior Vice President and Chief Marketing Officer
Donald J. Urban        56    Senior Vice President and Director of Sales
Bradley E. Barks       38    Senior Vice President Finance
Bruce D. Bengtson      48    Senior Vice President and Chief Actuary

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Life USA HOLDING, INC.


                                            By:/S/ MARK. A. ZESBAUGH
                                              --------------------------------
                                                   Mark A. Zesbaugh
                                              Executive Vice President and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /S/ ROBERT W. MACDONALD             Chief Executive Officer                       March 6, 1998
----------------------------           (Principal Executive Officer) and Director
   Robert W. MacDonald

   /S/ MARK A. ZESBAUGH                Chief Financial Officer                       March 6, 1998
----------------------------           (Principal Financial and Accounting
     Mark A. Zesbaugh                  Officer) and Director

               *                       Director
----------------------------
      Hugh Alexander

               *                       Director
----------------------------
       Jack H. Blaine

               *                       Director
----------------------------
    Margery G. Hughes

               *                       Director
----------------------------
Barbara J. Lautzenheiser

               *                       Director
----------------------------
     Daniel J. Rourke

               *                       Director
----------------------------
       Ralph Strangis

               *                       Director
----------------------------
      Donald J. Urban


*By:   /S/ MARK A. ZESBAUGH                                                          March 6, 1998
   -------------------------
       Mark A. Zesbaugh
       Attorney-in-fact

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

EXHIBITS
LIFE USA HOLDING, INC.
================================================================================

FINANCIAL STATEMENTS FILED                                       PAGES
--------------------------------------------------------------------------------
Life USA Holding, Inc. ......................
 Consolidated Financial Statements ..........                    34-38
Notes to Consolidated Financial Statements ..                    39-62
Report of Independent Auditors ..............                       63
Life USA Holding, Inc. Condensed
 Financial Information (Parent Only) ........                    59-62

     Schedules to the consolidated financial statements required by Article 7 of Regulation S-X are omitted since the required information is included in the footnotes or is not applicable.

     The following Exhibit Index lists the Exhibits to Annual Report to Shareholders and Form 10-K.

LIFE USA HOLDING, INC.
================================================================================

                                                                                            REGULATION S-K
                                                                                            EXHIBIT TABLE
ITEM                                                                                          REFERENCE
----------------------------------------------------------------------------------------   ---------------
Restated Articles of Incorporation of the Company ....................................          3(10)
Bylaws of the Company ................................................................          3(3)
Amendment to Bylaws of the Company ...................................................          3(6)
Form of Stock Certificate ............................................................          4(9)
Form of Option Certificate ...........................................................          4(10)
Form of Debenture filed as part of Indenture between the Company and Continental
 Bank, National Association ..........................................................          4(7)
Indenture between the Company and Continental Bank, National Association, as trustee,
 dated as of April 1, 1991 ...........................................................          4(7)
Service Agreement dated January 27, 1988 between the Company and North American
 Life and Casualty Company ...........................................................         10(2)
Agreement dated April 6, 1987 with Transamerica Insurance Corporation of California ..         10(1)
Life Coinsurance Agreement effective September 1, 1987 between Transamerica
 Occidental Life Insurance Company and Universal Security Assurance Life Insurance
 Company and Addendum thereto ........................................................         10(3)
Amendment to Life Coinsurance Agreement effective January 1, 1989 ....................         10(2)
Addenda No. 2 through 8 to Life Coinsurance Agreement between LifeUSA Insurance
 and Transamerica Occidental Life Insurance Company ..................................         10(19)
Life and ADB YRT Retrocession Agreement between LifeUSA Insurance and
 Transamerica Occidental Life Insurance Company effective January 1, 1990 ............         10(12)
Addendum No. 1 to Life and ADB YRT Retrocession Agreement between LifeUSA
 Insurance and Transamerica Occidental Life Insurance Company ........................         10(19)
Life and ADB YRT Reinsurance Agreement between LifeUSA Insurance Company and
 Transamerica Occidental Life Insurance Company effective January 1, 1995  ...........         10(18)
Retrocessional Agreement between LifeUSA Insurance and Transamerica Occidental Life
 Insurance Company effective April 1, 1991 ...........................................         10(11)
Addenda No. 1, 2 and 3 to Retrocessional Agreement between LifeUSA Insurance and
 Transamerica Occidental Life Insurance Company ......................................         10(19)
Trust Agreement between Transamerica Occidental Life Insurance Company, LifeUSA
 Insurance Company and State Street Bank and Trust Company effective October 28,
 1996 ................................................................................         10(19)
Form of Indemnification Agreement dated as of December 31, 1989 ......................         10(2)
Life USA Holding, Inc. Employee Savings Plan effective January 1, 1990 ...............         10(4)
First through Seventh Amendment to Employee Savings Plan .............................         10(19)
Restated Life USA Holding, Inc. Stock Option Plan ....................................         10(10)
Life USA Director Option Plan ........................................................         10(13)
Life and Annuity Coinsurance Agreement effective April 1, 1991 among LifeUSA
 Insurance Company, Employers Reassurance Corporation, Munich American
 Reassurance Company and Republic-Vanguard Life Insurance Company ....................         10(5)
Addenda Nos. 1 through 13 to the Life and Annuity Coinsurance Agreement ..............         10(19)

LIFE USA HOLDING, INC.
================================================================================

                                                                                          REGULATION S-K
                                                                                          EXHIBIT TABLE
ITEM                                                                                        REFERENCE
--------------------------------------------------------------------------------------   ---------------
Life and ADB YRT Reinsurance Agreement between LifeUSA Insurance and the
 Reinsurers effective January 1, 1993 ...............................................          10(11)
Addendum No. 1 through 2 to Life and ADB YRT Reinsurance Agreement between
 LifeUSA Insurance and the Reinsurers ...............................................          10(19)
Investment Management Agreement between the Company and Investment Advisers,
 Inc. dated April 9, 1991 ...........................................................          10(8)
Debenture Purchase Agreement dated February 17, 1995 among Life USA Holding, Inc. ...
 and Allianz Life Insurance Company of North America ................................          10(14)
Variable Rate Convertible Subordinated Debenture ....................................          10(14)
Conversion Protection Warrant Certificate for Purchase of Shares of Common Stock of
 Life USA Holding, Inc. .............................................................          10(14)
Life and Annuity Coinsurance Agreement effective January 1, 1995 between Allianz Life
 Insurance Company of North America and LifeUSA Insurance Company ...................          10(14)
Amendment to Life and Annuity Coinsurance Agreement between Allianz Life Insurance
 Company of North America and LifeUSA Insurance Company .............................          10(18)
Joint Marketing Agreement entered into by and between Allianz Life Insurance Company
 of North America and Life USA Holding, Inc. ........................................          10(14)
Trust Agreement between Transamerica Occidental Life Insurance Company, LifeUSA
 Insurance Company and State Street Bank and Trust Company effective October 28,
 1996 ...............................................................................          10(19)
Investment Management Agreement entered into by and between LifeUSA Insurance
 Company and Allianz Investment Corporation .........................................          10(14)
Investment Management Agreement entered into by and between Life USA Holding,
 Inc. and Allianz Investment Corporation ............................................          10(14)
Loan Agreement dated May 17, 1996 between Life USA Holding, Inc. and Employers
 Reassurance Corporation and Named Lenders ..........................................          10(15)
Stock Pledge Agreement dated May 17, 1996 between Life USA Holding, Inc. and
 Employers Reassurance Corporation ..................................................          10(15)
Amendment No. 1 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ................................          10(19)
Amendment No. 2 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ................................          10(18)
Claims Administration Agreement dated December 30, 1996 between Allianz Life
 Insurance Company of North America and LifeUSA Insurance Company ...................          10(16)
Amendment No. 1 to the Claims Administration Agreement between Allianz Life
 Insurance Company of North America and LifeUSA Insurance Company ...................          10(18)
Administration and Marketing Agreement dated December 30, 1996 between Allianz Life
 Insurance Company of North America and Life USA Holding, Inc. ......................          10(16)
Amendment No. 1 to the Administration and Marketing Agreement between Allianz Life
 Insurance Company of North America and Life USA Holding, Inc. ......................          10(18)

LIFE USA HOLDING, INC.
================================================================================

                                                                                       REGULATION S-K
                                                                                       EXHIBIT TABLE
ITEM                                                                                     REFERENCE
-----------------------------------------------------------------------------------   ---------------
Stock Purchase Agreement dated January 13, 1998 between Life USA Holding, Inc. and
 Allianz Life Insurance Company of North America .................................             10(17)
Reinsurance Agreement between Allianz Life Insurance Company of North America and
 LifeUSA Insurance Company .......................................................             10(18)
Employment Agreements dated January 1, 1998 between Life USA Holding, Inc. and each of Robert W. MacDonald, Margery G. Hughes, Donald J. Urban, Mark A .........
 Zesbaugh, Bradley E. Barks and Charles M. Kavitsky ..............................             10(18)
Statement of Computation of Per Share Earnings (Years Ended December 31, 1997,
 1996 and 1995 -- see Note 8 of the Annual Report to Shareholders) ...............             11(18)
1997 Annual Report to Shareholders ...............................................             13(18)
Subsidiaries of the Registrant ...................................................             21(18)
Consent of Ernst & Young LLP (electronic filing only) ............................             21(18)
Powers of Attorney ...............................................................             24(18)
Financial Data Schedule (electronic filing only) .................................             27(18)

------------------

(1) Filed with the Company's Registration Statement No. 33-21989 and incorporated by reference herein.

(2) Filed with the Company's 1989 Annual Report on Form 10-K, as amended, incorporated by reference herein.

(3) Filed with the Company's Registration Statement No. 33-30506, as amended by Post-Effective Amendment No. 1, and incorporated by reference herein.

(4) Filed with the Company's Registration Statement No. 33-37981 and incorporated by reference herein.

(5) Filed with the Company's 1990 Annual Report on Form 10-K and incorporated by reference herein.

(6) Filed with Pre-Effective Amendment No. 1 to the Company's Registration Statement No. 33-41359 and incorporated by reference herein.

(7) Filed with Pre-Effective Amendment No. 2 to the Company's Registration Statement No. 33-41359 and incorporated by reference herein.

(8) Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1991 and incorporated by reference herein.

(9) Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992 and incorporated by reference herein.

(10) Filed with the Company's Registration Statement No. 33-52624 and incorporated by reference herein.

(11) Filed with the Company's Registration Statement No. 33-68528 and incorporated by reference herein.

(12) Filed with Amendment No. 1 to the Company's Registration Statement No. 33-68528 and incorporated by reference herein.

(13) Filed with the Company's 1993 Annual Report on Form 10-K and incorporated by reference herein.

(14) Filed with the Company's Current Report on Form 8-K filed March 3, 1995, incorporated by reference herein.

(15) Filed with the Company's Current Report on Form 8-K filed June 17, 1996, incorporated by reference herein.

(16) Filed with the Company's 1996 Annual Report on Form 10-K and incorporated by reference herein.

(17) Filed with the Company's Current Report on Form 8-K filed January 13, 1998 and incorporated by reference herein.

LIFE USA HOLDING, INC.
================================================================================

(18) Filed with this Annual Report on Form 10-K.

(19) Amendments and addenda made in the ordinary course of business available from the Company upon request.

The exhibits filed with this Annual Report on Form 10-K may be obtained by writing to:

      Mark A. Zesbaugh
      Executive Vice President, Chief Financial Officer and Treasurer Life USA Holding, Inc.
      300 South Highway 169 Suite 95
      Minneapolis, MN 55426

During the three months ended December 31, 1997, the Company did not file any Current Reports on Form 8-K.

LIFE USA HOLDING, INC.
================================================================================


BOARD OF DIRECTORS

Robert W. MacDonald, CLU
Chairman
Chief Executive Officer

Margery G. Hughes
President
Chief Operating Officer

Mark A. Zesbaugh, CPA, CFA, FLMI
Executive Vice President
Chief Financial Officer
Treasurer and Secretary

Daniel J. Rourke, CLU
Senior Vice President
Chief Marketing Officer

Donald J. Urban
Senior Vice President
Director of Sales

Ralph L. Strangis
Counsel to the Company
Member of the Law Firm
Kaplan, Strangis and Kaplan, P.A.

Jack H. Blaine
Former President
National Organization of Life
and Health Insurance
Guaranty Associations

Hugh Alexander
Member of Alexander Law Firm, P.C.

Barbara J. Lautzenheiser
Lautzenhieser & Associates


OFFICERS

Robert W. MacDonald, CLU
Chairman
Chief Executive Officer

Margery G. Hughes
President
Chief Operating Officer

Mark A. Zesbaugh, CPA, CFA, FLMI
Executive Vice President
Chief Financial Officer
Treasurer

Daniel J. Rourke, CLU
Senior Vice President
Chief Marketing Officer

Donald J. Urban
Senior Vice President
Director of Sales

Bradley E. Barks, FSA, MAAA, CPA
Senior Vice President Finance

Bruce D. Bengtson, FSA, MAAA
Senior Vice President
Chief Actuary

Catherine A. Bartlett
Bruce J. Parker
Assistant Secretary
Member of the Law Firm
Kaplan, Strangis and Kaplan, P.A

=========================================

VICE PRESIDENTS

Jo-Anne S. Halek
Kimberly A. Lees
=========================================

ANNUAL MEETING

The annual meeting of the shareholders of Life USA Holding, Inc. will be held on April 14, 1998 at the Interchange Tower, 600 South Highway 169, Minneapolis, Minnesota 55426. All shareholders are invited to attend.

CORPORATE INFORMATION

Corporate Office
300 South Highway 169
Minneapolis, Minnesota 55426
612-546-7386

General Counsel
Kaplan, Strangis and Kaplan, P.A
Minneapolis, Minnesota

Independent Auditors
Ernst & Young LLP
Minneapolis, Minnesota

Transfer Agent
Harris Trust and Savings Bank
Chicago, Illinois

=========================================

REINSURANCE PARTNERS

Allianz Life Insurance Company
of North America
Minneapolis, Minnesota

Employers Reassurance Corporation
Overland Park, Kansas

Munich American
Reassurance Company
Atlanta, Georgia

Republic-Vanguard Life
Insurance Company
Dallas, Texas

Transamerica Occidental Life
Insurance Company
Charlotte, North Carolina

================================================================================
SHAREHOLDER INFORMATION

Life USA Holding, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "LUSA." No dividends have been paid since inception. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 13, 1998, there were 7,950 holders of record of the Company's common stock. On March 4, 1998, the closing sale price per share of the Company's common stock as reported by Nasdaq was $15.00.

LIFEUSA INSURANCE COMPANY
================================================================================


BOARD OF DIRECTORS

Robert W. MacDonald, CLU
Chief Executive Officer

Daniel J. Rourke, CLU
Chairman

Donald J. Urban
President

Margery G. Hughes
Executive Vice President

Mark A. Zesbaugh, CPA, CFA, FLMI
Senior Vice President
Treasurer

Jacqueline K. Katrein, CPA
Senior Vice President
Support Division
Chief Financial Officer

Ralph Strangis
Counsel to the Company
Member of the Law Firm
Kaplan, Strangis and Kaplan, P.A.

Linda K. Burm
Senior Vice President
Chief Operating Officer


OFFICERS

Robert W. MacDonald, CLU
Chief Executive Officer

Daniel J. Rourke, CLU
Chairman
LifeUSA Insurance Company
Chairman and
Chief Executive Officer
Universal Benefits Life Division

Donald J. Urban
President

Margery G. Hughes
Executive Vice President

Mark A. Zesbaugh, CPA, CFA, FLMI
Senior Vice President
Treasurer and Secretary

Linda K. Burm
Senior Vice President
Chief Operating Officer

Jacqueline K. Katrein, CPA
Senior Vice President
Support Division
Chief Financial Officer

Lane A. Kurle, FLMI
Senior Vice President
Operating Division


VICE PRESIDENTS

Robin Aeshliman
Leo J. Anderson, FLMI
Robert M. Anderson, FLMI, ALHC
Bradley E. Barks, CPA, FSA, MAAA
Bruce D. Bengtson, FSA, MAAA
Kristi K. Bizer, CPA, FLMI
Kevin J. Boyce
Darryl J. Chouinard, FLMI
Carolyn K. Cosgrove, FLMI
Brenda Z. Duenwald
Michael A. Eitel, CPA
Charles F. Field, FLMI, ALHC
Lorraine M. Frankewicz
Susan L. Kumpula
Blaine T. McGuire, CPA
Robert L. Miller
Kathaleen A. Morrow
Janet M. Neary
Philip B. Rosenbaum, CPA, FLMI
David K. Sandberg, ASA, MAAA
Susan K. Swanson
Cathy H. Waldhauser, FSA, MAAA
Kevin E. Walker, FLMI
Deborah J. Wesenberg, FLMI, FALU, CLU


=========================================

ASSISTANT VICE PRESIDENTS

Lisa M. Diers, FLMI
Jeffrey R. Girod
Christine M. Goebel, ACS
Amelia L. Jensen
John R. Kraft
Richard P. Lapcinski
Leslie J. LeQue
Neil H. McKay, FSA, MAAA
Rodney D. Meyer, FLHC, FLMI
Denise A. Neumann
Lisa M. Nicholson
Roxanne M. Watercott
Ann M. Yaggie

LIFEUSA MARKETING, INC.
================================================================================


BOARD OF DIRECTORS

Donald J. Urban
Chairman

Charles M. Kavitsky
Chief Executive Officer
President

Daniel J. Rourke, CLU
Chairman
LifeUSA Insurance Company

Denise M. Blizil
Senior Vice President
Chief Operating Officer

Mark A. Zesbaugh, CPA, CFA, FLMI
Chief Financial Officer
Life USA Holding, Inc.

Ronald L. Berger, CPA
Senior Vice President
Chief Financial Officer

Linda K. Burm
Chief Operating Officer
LifeUSA Insurance Company

John A. Amann
Vice President Sales

David A. Schliesman
Vice President Sales

Raj K. Sinha, MS, MBS, CLU, CFP
Vice President Marketing

James M. Brown Jr., CPA
American Financial Marketing, Inc.

Robert J. Burskey
Ann Arbor Annuity Exchange, Inc.

Stephen M. Kerns
InsurMark

Joseph R. Lehman, CFP, CLU
Life Sales

Walter F. Lineberger II, CLU, ChFC
Annuity Masters at
Personalized Brokerage Services, Inc.

James A. Martin II, CLU, ChFC
Tax Planning Seminars

Edward A. Omert
Roster Financial, LLC

David A. Sunderland, CLU
The Sunderland Group

Thomas R. Kestler, CSP, CLU, ChFC
Kestler Financial Group, Inc.


=========================================

OFFICERS

Donald J. Urban
Chairman

Charles M. Kavitsky
Chief Executive Officer
President

Daniel J. Rourke, CLU
Chairman
LifeUSA Insurance Company

Denise M. Blizil
Senior Vice President
Chief Operating Officer

Ronald L. Berger, CPA
Senior Vice President
Chief Financial Officer
Secretary


=========================================

VICE PRESIDENTS

John A. Amann
John T. Helgerson, CLU
David A. Schliesman
Raj K. Sinha, MS, MBS, CLU, CFP
Scott A. Wheeler, CPA, CLU, FLMI
Mark A. Zesbaugh, CPA, CFA, FLMI


=========================================

ASSISTANT VICE PRESIDENTS

Lisa B. Carlson
Sharyl L. Schultz, CLU

LIFEUSA SECURITIES, INC.
================================================================================


BOARD OF DIRECTORS

Robert W. MacDonald, CLU
Chairman Life USA Holding, Inc.

Mark A. Zesbaugh, CPA, CFA, FLMI
President

Margery G. Hughes
President
Life USA Holding, Inc.

Bardea C. Huppert, CLU, CMA, ChFC, FLMI
Senior Vice President
Chief Operating Officer

Bradley E. Barks, FSA, MAAA, CPA
Senior Vice President
Life USA Holding, Inc.

Bruce D. Bengtson, FSA, MAAA
Senior Vice President
Life USA Holding, Inc.


OFFICERS

Mark A. Zesbaugh, CPA, CFA, FLMI
Chairman, President, Chief Executive Officer, Secretary, and Chief Financial Officer

Bardea C. Huppert, CLU, CMA, ChFC, FLMI
Senior Vice President
Chief Operating Officer

Philip B. Rosenbaum, CPA, FLMI
Treasurer


VICE PRESIDENTS

Tracy H. Gardner
Claudia R. Johnson
Jeffrey A. Robinson