Form 10-K/A
period 1997-12-31
LIFE USA HOLDING INC /MN/
filed 1998-03-20
CIK 832989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



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
                                                                    ===========    ===========


                             SEE ACCOMPANYING NOTES.

LIFE USA HOLDING, INC.
CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================


                                                                 YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1997           1996          1995
                                                        -----------   -----------   -----------
Revenues:
 Policyholder charges ...............................   $    49,470   $    46,842   $    35,983
 Net investment income ..............................       144,097       129,412       109,092
 Net realized gains on investments ..................         4,347         1,791         7,634
 Commissions and expense allowances, net ............       170,118       137,734       119,846
 Other ..............................................         1,871         1,119           226
                                                        -----------   -----------   -----------
    Total revenues ..................................       369,903       316,898       272,781

Expenses:
 Interest credited to policyholder account values ...       109,507        99,517        84,665
 Other benefits to policyholders ....................        23,001        17,414        14,698
 Amortization of deferred policy acquisition costs ..        27,789        24,495        22,096
 Commissions ........................................       101,392        80,093        71,575
 Taxes, licenses and fees ...........................         2,743         3,596         7,734
 Operating expenses .................................        62,400        54,718        42,052
                                                        -----------   -----------   -----------
    Total expenses ..................................       326,832       279,833       242,820
                                                        -----------   -----------   -----------
Income before income taxes ..........................        43,071        37,065        29,961
Income taxes ........................................        16,093        13,611        10,864
                                                        -----------   -----------   -----------
Net income ..........................................   $    26,978   $    23,454   $    19,097
                                                        ===========   ===========   ===========
Basic earnings per common share .....................   $      1.24   $      1.13   $       .94
                                                        ===========   ===========   ===========
Diluted earnings per common share ...................   $      1.11   $      1.04   $       .88
                                                        ===========   ===========   ===========
Number of shares used in per share calculation:
 Basic ..............................................    21,795,258    20,762,192    20,254,838
 Diluted ............................................    25,160,437    23,358,663    22,524,396



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


                                               1997                             1996                             1995
                                 -------------------------------- -------------------------------- -------------------------------
                                               RANGE OF VALUES                  RANGE OF VALUES                  RANGE OF VALUES
                                            ---------------------            ---------------------            --------------------
                                  SFAS 123     HIGH        LOW     SFAS 123     HIGH        LOW     SFAS 123     HIGH        LOW
                                 ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
Reported net income ............  $ 26,978   $ 26,978   $ 26,978   $ 23,454   $ 23,454   $23,454    $19,097    $ 19,097   $19,097
Additional expense:
  1990 Stock Option Plan:
    Original grants ............    (3,415)    (4,275)    (1,328)    (1,273)    (1,626)     (444)      (362)       (512)     (154)
    Grant extensions ...........        --         --         --     (3,628)    (5,091)     (981)        --          --        --
  Agent Option Plan ............      (158)      (259)       (60)      (998)    (1,512)     (320)      (867)     (1,393)     (225)
  Director Option Plan .........       (43)       (56)       (26)       (38)       (49)      (21)       (38)        (50)      (21)
                                  --------   --------   --------   --------   --------   -------    -------    --------   -------
Pro forma net income ...........  $ 23,362   $ 22,388   $ 25,564   $ 17,517   $ 15,176   $21,688    $17,830    $ 17,142   $18,697
                                  ========   ========   ========   ========   ========   =======    =======    ========   =======
  Pro forma earnings per share:
  Basic ........................  $   1.07   $   1.03   $   1.17   $    .84   $    .73   $  1.05    $   .88    $    .85   $   .92
                                  ========   ========   ========   ========   ========   =======    =======    ========   =======
  Diluted ......................  $    .96   $    .92   $   1.05   $    .79   $    .69   $   .97    $   .83    $    .79   $   .86
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

NOTE 8. EARNINGS PER SHARE

     Basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 were computed as follows (dollars in thousands, except per share amounts):


                                                              YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1997          1996          1995
                                                     -----------   -----------   -----------
BASIC
Weighted-average shares outstanding ..............    21,795,258    20,762,192    20,254,838
                                                     ===========   ===========   ===========

Net income .......................................   $    26,978   $    23,454   $    19,097
                                                     ===========   ===========   ===========

Per common share amount ..........................   $      1.24   $      1.13   $       .94
                                                     ===========   ===========   ===========
DILUTED
Average shares outstanding and to be issued ......    21,808,351    20,767,538    20,270,532
Net effect of dilutive stock options and warrants,
 having exercise prices of the average market
 price of the common stock using the treasury
 stock method ....................................       929,209       171,714       169,490
Shares assuming conversion of convertible
 subordinated debentures .........................     2,422,878     2,419,411     2,084,384
                                                     -----------   -----------   -----------
Adjusted weighted-average shares .................    25,160,437    23,358,663    22,524,396
                                                     ===========   ===========   ===========
Net income .......................................   $    26,978   $    23,454   $    19,097
Add convertible subordinated debenture interest,
 net of federal income tax effect ................           870           870           757
                                                     -----------   -----------   -----------
Adjusted net income ..............................   $    27,848   $    24,324   $    19,854
                                                     ===========   ===========   ===========
Per common share amount ..........................   $      1.11   $      1.04   $       .88
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

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            QUARTER ENDED
                             ---------------------------------------------
                             MARCH 31    JUNE 30  SEPTEMBER 30 DECEMBER 31
                             --------   --------   ----------  -----------
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
Revenues .................   $ 79,352   $ 91,816   $ 107,187   $ 91,548
Net income ...............      5,145      5,331       9,628      6,874
Earnings per common share:
  Basic ..................        .24        .25         .44        .31
  Diluted ................        .22        .23         .38        .27
1996:
Revenues .................   $ 73,554   $ 77,429   $  84,032   $ 81,883
Net income ...............      4,621      5,666       6,762      6,404
Earnings per common share:
 Basic ...................        .23        .27         .32        .31
 Diluted .................        .21        .25         .30        .28


     The results for the quarters ended December 31 were impacted by the following items (dollars in thousands, except per share amounts):

                                                         1997                     1996
                                               ----------------------   -----------------------
                                                 INCREASE (DECREASE)      INCREASE (DECREASE)
                                               ----------------------   -----------------------
                                               NET INCOME   PER SHARE   NET INCOME    PER SHARE
                                               ----------   ---------   ----------    ---------
Net realized gains on investments .......       $    76       $.00       $    22        $.00
Credits (charges) for state guaranty fund
 assessments ............................           977        .04        (1,487)       (.06)
Reduction of state premium tax expense ..          --          --          1,838         .08
Revisions made to the estimates in the
 models used to amortize deferred policy
 acquisition costs and accrue for bonuses
 to be paid to policyholders ............          --          --          1,184         .05
Adjustments made to annual production
 based accruals .........................          --          --           (938)       (.04)

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Life USA HOLDING, INC.


                                            By:/S/ MARK. A. ZESBAUGH
                                              --------------------------------
                                                   Mark A. Zesbaugh
                                              Executive Vice President and
                                                Chief Financial Officer


     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   /S/ ROBERT W. MACDONALD             Chief Executive Officer                       March 20, 1998
----------------------------           (Principal Executive Officer) and Director
   Robert W. MacDonald

   /S/ MARK A. ZESBAUGH                Chief Financial Officer                       March 20, 1998
----------------------------           (Principal Financial and Accounting
     Mark A. Zesbaugh                  Officer) and Director

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

               *                       Director
----------------------------
 Barbara J. Lautzenheiser

               *                       Director
----------------------------
     Daniel J. Rourke

               *                       Director
----------------------------
       Ralph Strangis

               *                       Director
----------------------------
      Donald J. Urban


*By:   /S/ MARK A. ZESBAUGH                                                          March 20, 1998
   -------------------------
       Mark A. Zesbaugh
       Attorney-in-fact



* Mark A. Zesbaugh, on his own behalf and pursuant to Powers of Attorney, dated prior to the date hereof, attested by the officers and directors listed above and filed with the Securities and Exchange Commission, by signing his name hereto does hereby sign and execute this Form 10-K/A of Life USA Holding, Inc. on behalf of each of the officers and directors named above, in the capacities in which the name of each appears above.

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