Form 10-Q
period 1998-03-31
LIFE USA HOLDING INC /MN/
filed 1998-05-12
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998

Commission File No. 0-18485

                             Life USA HOLDING, INC.
             (Exact name of registrant as specified in its charter)


            Minnesota                                   41-1578384
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporationor organization)

Suite 95, Interchange North Building
300 South Highway 169
Minneapolis, Minnesota                                     55426
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code:                                             (612) 546-7386



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____X____ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at March 31, 1998
                -----                        -----------------------------
      Common Stock,                                    25,893,100
      Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 31, 1998


                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheet (Unaudited)
            March 31, 1998 and December 31, 1997.............................3-4

            Condensed Consolidated Statement of Income
            (Unaudited) Three months ended March 31, 1998
            and March 31, 1997.................................................5

            Condensed Consolidated Statement of Cash Flows
            (Unaudited) Three months ended March 31, 1998
            and March 31, 1997.................................................6

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)......................................................7-8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-22

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations on Business Segments ......23-26

PART II.  OTHER INFORMATION:

  Item 1.   Legal Proceedings.................................................27
  Item 2.   Changes in Securities.............................................27
  Item 3.   Defaults Upon Senior Securities...................................27
  Item 4.   Submission of Matters to a Vote of Security Holders...............27
  Item 5.   Other Information.................................................27
  Item 6.   Exhibits and Reports on Form 8-K..................................27

SIGNATURES: ..................................................................28

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 March 31,       December 31,
                                                                     1998                1997
                                                                ----------       ------------
ASSETS

Investments:

   Fixed maturity investments:

      Available for sale, at fair value (amortized cost:
         $857,013 at March 31, 1998 and $846,466 at
         December 31, 1997)                                     $  892,262        $  882,159

      Held to maturity, at amortized cost (fair value:
         $1,308,207 at March 31, 1998 and $1,289,621 at
         December 31, 1997)                                      1,267,985         1,249,488

   Policy loans                                                     30,369            29,003
                                                                ----------        ----------

      Total investments                                          2,190,616         2,160,650

Cash and cash equivalents                                           66,926            34,139

Accrued investment income                                           30,923            30,976

Future policy benefits recoverable and amounts due
   from reinsurers                                               2,659,082         2,577,598

Deferred policy acquisition costs                                  218,507           215,097

Other assets                                                        53,405            44,314
                                                                ----------        ----------

                                                                $5,219,459        $5,062,774
                                                                ==========        ==========

See accompanying notes.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    March 31,        December 31,
                                                                         1998                1997
                                                                  -----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                         $ 4,801,450         $ 4,686,172
   Other policyholders' funds                                          11,041               9,208
   Amounts due reinsurers                                              49,832              38,403
   Accrued commissions to agents                                        7,096              11,583
   Taxes, licenses and fees payable                                     9,269               8,415
   Accounts payable                                                     5,948               5,323
   Convertible subordinated debentures                                  6,021              36,030
   Deferred income taxes                                               17,215              16,513
   Other liabilities                                                   42,309              28,727
                                                                  -----------         -----------

         Total liabilities                                          4,950,181           4,840,374

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
      shares authorized, none issued                                     --                  --
   Common stock, $.01 par value; 45,000,000
      shares authorized, 25,893,100 issued and
      outstanding (22,723,830 shares at December 31, 1997)                259                 227
   Common stock to be issued, 39,012 shares
      (35,458 shares at December 31, l997)                                608                 565
   Additional paid-in capital                                         147,044             108,372
   Notes receivable from stock sales                                   (5,710)             (7,477)
   Retained earnings                                                  118,584             112,564
   Accumulated other comprehensive income:
      Net unrealized gain on fixed
         maturity investments - available for sale                      8,493               8,149
                                                                  -----------         -----------

      Total shareholders' equity                                      269,278             222,400
                                                                  -----------         -----------

                                                                  $ 5,219,459         $ 5,062,774
                                                                  ===========         ===========

See accompanying notes.

                             Life USA HOLDING, INC.
                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                            ---------------------------------
                                                                    1998                 1997
                                                            ------------         ------------
Revenues:
   Policyholder charges                                     $     13,066         $     11,802
   Net investment income                                          38,623               34,306
   Net realized gains (losses) on investments                        (21)               1,234
   Commissions and expense allowances, net                        39,117               31,379
   Other                                                           1,293                  631
                                                            ------------         ------------

         Total revenues                                           92,078               79,352

Benefits and expenses:
   Interest credited to policyholder account values               29,005               26,245
   Other benefits to policyholders                                 6,144                4,899
   Amortization of deferred policy acquisition costs               7,510                6,581
   Commissions                                                    22,908               17,974
   Taxes, licenses and fees                                         (106)                 569
   Operating expenses                                             16,995               15,004
                                                            ------------         ------------

         Total benefits and expenses                              82,456               71,272
                                                            ------------         ------------

Income before income taxes                                         9,622                8,080

Income taxes                                                       3,613                2,935
                                                            ------------         ------------

Net income                                                  $      6,009         $      5,145
                                                            ============         ============

Basic earnings per common share                             $        .23         $        .24
                                                            ============         ============

Diluted earnings per common share                           $        .23         $        .22
                                                            ============         ============

Number of shares used in per share calculation:
   Basic                                                      25,736,873           21,347,046
   Diluted                                                    26,939,419           24,119,582


See accompanying notes.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Three months ended March 31,
                                                                  -----------------------------
                                                                        1998               1997
                                                                  ----------         ----------
Cash flows from operating activities:
   Net income                                                     $    6,009         $    5,145
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Accretion of discount on investments, net                    (1,211)              (641)
         Net realized (gains) losses on investments                       21             (1,234)
         Policy acquisition costs deferred                           (10,237)            (8,800)
         Amortization of deferred policy acquisition costs             7,510              6,581
         Other changes                                                19,370              9,547
                                                                  ----------         ----------
Net cash provided by operating activities                             21,462             10,598

Cash flows from investing activities:
   Fixed maturity investments-available for sale:
      Purchases                                                      (40,692)           (35,910)
      Proceeds from sales                                             25,789             33,403
      Proceeds from maturities and principal payments
         on mortgage-backed securities                                 4,631              1,910
   Fixed maturity investments-held to maturity:
      Purchases                                                      (27,004)           (33,144)
      Proceeds from maturities and principal payments
         on mortgage-backed securities                                 9,483              3,442
   Investments in and loans to field marketing
      organizations                                                   (5,500)            (1,350)
                                                                  ----------         ----------
Net cash used in investing activities                                (33,293)           (31,649)

Cash flows from financing activities:
   Receipts from universal life and investment products               77,058             65,224
   Withdrawals on universal life and investment products             (73,581)           (59,973)
   Interest credited to policyholder account values                   29,005             26,245
   Change in deferred liability and reserves                           5,278              4,020
   Proceeds from exercise of stock options                             3,814              1,484
   Other financing activities                                          3,044              1,168
                                                                  ----------         ----------
Net cash provided by financing activities                             44,618             38,168
                                                                  ----------         ----------

Net increase in cash and cash equivalents                             32,787             17,117

Cash and cash equivalents at beginning of the period                  34,139             20,989
                                                                  ----------         ----------

Cash and cash equivalents at end of the period                    $   66,926         $   38,106
                                                                  ==========         ==========

See accompanying notes.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at March 31, 1998 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1997 is derived from the audited balance sheet as of that date.

2. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1997 consolidated financial statements.

4. The net unrealized gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                            March 31,       December 31,
                                                                 1998               1997
                                                           ----------       ------------
         Gross unrealized gain on fixed maturity
           investments - available for sale                $   35,249         $   35,693

         Adjustments for:
           Deferred tax liability                             (12,492)           (12,835)
           Deferred policy acquisition costs                  (21,945)           (22,629)
           Deferred tax asset                                   7,681              7,920
                                                           ----------         ----------

         Net unrealized gain on fixed maturity
           investments - available for sale                $    8,493         $    8,149
                                                           ==========         ==========

5. Some of the products sold by the Company are single premium deferred annuity products with an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's 500 Index. The Company has analyzed the characteristics of these benefits and has purchased option contracts with similar characteristics to hedge these risks. These options are reported at fair value in other assets on the consolidated balance sheet. Unrealized gains and losses on the contracts are recorded in other revenues to offset the effects of changes in the future policy benefits liability for the index benefit.

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

6. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 defines the accounting treatment and disclosure requirements for securities lending programs. During the third quarter of 1997, the Company entered a securities lending program with the custodial bank of the Company's fixed maturity investment portfolio. The Company currently reports fees earned under this arrangement in net investment income. The effective date of the securities lending provisions of SFAS No. 125 was amended by SFAS No. 127 to apply to transactions occurring after December 31, 1997 and was adopted by the Company in the first quarter of 1998. The adoption of this statement had no impact on its financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 was adopted by the Company in the first quarter of 1998. The effect of the statement is merely a change in presentation on the balance sheet. The adoption of this statement had no impact on the amount of net income, earnings per share or total shareholders' equity reported.

         In December 1997, the American Institute of Certified Public Accountants released Statement of Position (SOP) 97-3 titled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP was adopted by the Company in the first quarter of 1998. As the SOP is generally consistent with the Company's former method of accounting for assessments, adoption did not have a material impact on its financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. SFAS No. 131 will be adopted by the Company for the year ended December 31, 1998.

7. In February 1998, Allianz Life Insurance Company of North America (Allianz Life) converted the $30 million debenture it purchased from the Company in 1995. In order to complete the conversion, the Company issued Allianz Life 2.43 million shares of common stock at a conversion price of $12.34 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA Insurance), LifeUSA Marketing, Inc. (LifeUSA Marketing) and LifeUSA Securities, Inc. (LifeUSA Securities) and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

LifeUSA Insurance sells a variety of innovative life insurance and annuity products which offer long-term retirement benefits to consumers who seek protection against outliving their financial resources. These products are sold by a national marketing and distribution system comprised of Field Marketing Organizations (FMOs) with independent agents and serviced by home office staff.

LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national FMOs. LifeUSA Marketing owns a minority interest in various FMOs which are accounted for using the equity method of accounting. In April 1998, LifeUSA Marketing acquired a minority interest in Signature Financial Services, Inc. (SFS), a national life insurance and annuity marketing company that has an agent base of over 7,500 agents. As a result of the transaction, SFS has become a national FMO for LifeUSA Insurance. In March 1998, LifeUSA Marketing acquired a 50% minority interest in Life Sales LLC, a national life insurance and annuity marketing company that has represented the Company for ten years and operates with an agent base of over 12,000 agents.

LifeUSA Securities is a retail broker-dealer which distributes a full range of securities products which include: a family of LifeUSA mutual funds, other established mutual funds, variable life insurance and annuity contracts and general securities transactions.

In April 1998, the Company purchased a 40% minority interest in Windsor Financial Group, LLC (Windsor), a Minneapolis-based investment management firm. Windsor currently manages $1.5 billion in assets for financial institutions, foundations, retirement plans and high net worth individuals. LifeUSA Insurance will retain Windsor to manage a substantial portion of its portfolio.

Management has organized the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The segments include: Insurance, Marketing and Corporate. Management's Discussion and Analysis of Business Segments which follows on page 23, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations of each segment.

RELATIONSHIP WITH ALLIANZ LIFE
Since 1988, under the terms of agreements between the Company and Allianz Life Insurance Company of North America (Allianz Life), life insurance and annuity products have been produced for Allianz Life on policy forms similar to those of LifeUSA Insurance (the "Allianz/LUSA Business"). The Company has received commission and expense allowances, provided all administrative and other home office services, paid commissions due agents and premium taxes on the Allianz/LUSA Business. LifeUSA Insurance assumes 25% of the Allianz/LUSA Business and pays commission and expense allowances on the assumed business. Beginning in 1997, long-term care business was produced for Allianz Life, and the Company received commission and expense allowances for that business.

In an agreement announced in January 1998 ("the agreement with Allianz Life"), Allianz Life will acquire up to 35 percent of the outstanding common stock of the Company over the next five years, and the current marketing agreement between the two companies was extended to December 31, 2000.

Allianz Life will acquire its interest in the Company as a result of several specific actions. First, over the next five years, Allianz Life will purchase from the Company $100 million of newly issued common stock in increments of $10 million semi-annually, beginning in July of 1998. The price at which Allianz Life will purchase the common stock will be at 250 percent of the Company's six month average book value per share (excluding SFAS No. 115), at the time the common stock is issued. LifeUSA Insurance may use these shares of the Company's common stock to pay for the commission and expense allowances on business it assumes from Allianz Life. Second, in February 1998, Allianz Life converted the $30 million debenture it purchased from the Company in 1995. In order to complete the conversion, the Company issued Allianz Life 2.43 million shares of common stock at a conversion price of $12.34 per share. Allianz Life also exercised its preemptive rights and purchased 241,846 additional shares at $12.36 per share. Third, Allianz Life purchased 925,000 shares from certain members of the Company's management at $16.44 per share. In addition, Allianz Life may acquire an additional 1,604,104 shares of the Company's common stock in open market purchases in the next year and as of March 31, 1998, Allianz Life has acquired 909,900 of such shares.

REINSURANCE
Since its inception in 1987, LifeUSA Insurance has entered into various agreements to reinsure a substantial portion of the new life insurance and annuity business written each year. Entering into these reinsurance agreements has allowed LifeUSA Insurance to write a larger volume of business than it would otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus.

From April 1, 1991 through March 31, 1998, LifeUSA Insurance has ceded a substantial portion of its new life insurance and annuity business to the following three reinsurers (the Reinsurers):

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

Effective October 1, 1995, LifeUSA Insurance began ceding 75% of its new life insurance and annuity business to the reinsurers. Effective April 1, 1998, LifeUSA Insurance will begin ceding 50% of its new life insurance and 70% of its annuity business.

Effective April 1, 1998, and in accordance with the agreement with Allianz Life, Allianz Life began assuming a portion of LifeUSA Insurance's business. Given Allianz Life's participation and the increase in retention by

LifeUSA Insurance, Munich will no longer be assuming any new business from LifeUSA Insurance. LifeUSA Insurance receives commissions and expense allowances on business ceded.

The following table shows LifeUSA Insurance life insurance and annuity in force information at March 31, 1998 and December 31, 1997 (in millions):

                                             March 31, 1998    December 31, 1997
                                             --------------    -----------------
      Life insurance account values:
         All policies (1)                          $  308.6            $   299.1
         Direct and assumed business (2)              265.0                257.0
         Net of reinsurance (3)                       102.7                 99.3

      Life insurance face amounts:
         All policies (1)                           7,951.9              7,997.5
         Direct and assumed business (2)            6,883.7              6,931.7
         Net of reinsurance (3)                     2,317.3              2,277.7

      Annuity account values:
         All policies (1)                           5,623.4              5,518.4
         Direct and assumed business (2)            3,991.3              3,916.6
         Net of reinsurance (3)                     1,798.7              1,781.1

--------------------------------------------
(1)  Includes all LifeUSA Insurance products and all Allianz/LUSA Business.
(2) Includes all LifeUSA Insurance products and the Allianz/LUSA Business assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance products retained by LifeUSA Insurance and the portion of Allianz/LUSA Business assumed by LifeUSA Insurance.

Reference is made to Reinsurance in the Company and Business Description section on pages 10-12 of the 1997 Annual Report to Shareholders and Form 10-K for further details regarding the Company's reinsurance agreements.

RESULTS OF OPERATIONS
In the first quarter of 1998, the Company, with its continued focus on the marketing of long-term life insurance and annuity products, generated increases in collected annuity deposits and invested assets. As a result, revenues from policyholder charges, net investment income and net commissions and expense allowances increased. Expenses incurred for interest credited to policyholder account values and commissions also increased during the first quarter of 1998 for similar reasons. Primarily as a result of these factors, net income for the first quarter of 1998 increased 17% compared to the first quarter of 1997.

In addition, the combination of two non-operating items (net realized gains on investments and state guaranty fund assessment credits) had a positive effect of $.03 per share on first quarter 1998 earnings per share, compared to a positive effect of $.01 per share in first quarter 1997. In first quarter 1997, expenses associated with a national advertising campaign had an effect of $.03 per share.

Below is a more detailed discussion of the trends in the amounts reported in the condensed consolidated statement of income for the three months ended March 31, 1998 and 1997. These comments should be read in conjunction with the condensed consolidated financial statements previously presented.

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including the Allianz/LUSA Business, were $289.8 million and $235.0 million in the first quarter of 1998 and 1997, respectively, an increase of 23% in total collected premiums and deposits. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable quarters (in thousands):

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                      1998              1997
                                                                                ----------        ----------
Collected Premiums and Deposits (1):
     LifeUSA Insurance:
         Life:
            First year                                                          $    1,481        $    2,390
            Single and renewal                                                      13,362            13,209
                                                                                ----------        ----------
                 Total Life                                                         14,843            15,599
         Annuities                                                                 152,891            98,141
                                                                                ----------        ----------
                 Total LifeUSA Insurance collected premiums and deposits           167,734           113,740
     Allianz Life:
         Life:
            First year                                                                 423               539
            Single and renewal                                                       3,839             3,797
                                                                                ----------        ----------
                 Total Life                                                          4,262             4,336
         Annuities                                                                 117,827           116,965
                                                                                ----------        ----------
                 Total Allianz Life collected premiums and deposits                122,089           121,301
                                                                                ----------        ----------
Total collected premiums and deposits                                           $  289,823        $  235,041
                                                                                ==========        ==========

------------------------------------

(1)  Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                      1998              1997
                                                                                ----------        ----------
Premiums and Deposits Not Retained or Assumed (2):
     LifeUSA Insurance:
         Life:
            First year                                                          $    1,111        $    1,794
            Single and renewal                                                       8,820             8,506
                                                                                ----------        ----------
                 Total Life                                                          9,931            10,300
         Annuities                                                                 113,057            70,977
                                                                                ----------        ----------
                 Total LifeUSA Insurance premiums and deposits not retained        122,988            81,277
     Allianz Life:
         Life:
            First year                                                                 318               404
            Single and renewal                                                       2,292             2,211
                                                                                ----------        ----------
                 Total Life                                                          2,610             2,615
         Annuities                                                                  87,167            85,925
                                                                                ----------        ----------
                 Total Allianz Life premiums and deposits not assumed               89,777            88,540
                                                                                ----------        ----------
Total collected premiums and deposits not retained or assumed                   $  212,765        $  169,817
                                                                                ==========        ==========

Retained or Assumed Premiums and Deposits (3):
     LifeUSA Insurance:
         Life:
            First year                                                          $      370        $      596
            Single and renewal                                                       4,542             4,703
                                                                                ----------        ----------
                 Total Life                                                          4,912             5,299
         Annuities                                                                  39,834            27,164
                                                                                ----------        ----------
                 Total LifeUSA Insurance retained premiums and deposits             44,746            32,463
     Allianz Life:
         Life:
            First year                                                                 105               135
            Single and renewal                                                       1,547             1,586
                                                                                ----------        ----------
                 Total Life                                                          1,652             1,721
         Annuities                                                                  30,660            31,040
                                                                                ----------        ----------
                 Total Allianz Life assumed premiums and deposits                   32,312            32,761
                                                                                ----------        ----------
Total retained or assumed premiums and deposits                                 $   77,058        $   65,224
                                                                                ==========        ==========

------------------------------------

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

Reference is made to Reinsurance in the Company and Business Description section on pages 10-12 in the Annual Report to Shareholders and Form 10-K for further details on the Company's reinsurance agreements.

REVENUES. Total revenues were $92.1 million and $79.4 million in the first quarter of 1998 and 1997, respectively. The increase in total revenues of 16% was primarily due to the increase in net commissions and expense allowances associated with increased production of business not retained or assumed. Also contributing to the increase in revenues was the increase in net investment income generated by the growth of annuities in force and invested assets. The discussion which follows gives a line-by-line comparison of revenues for the first quarter ended March 31, 1998 and 1997. See also the Business Segments section which follows for additional analysis of the results of operations.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 11%, or $1.3 million, in the first quarter of 1998 compared to the first quarter of 1997 reflecting the growth in and maturity of LifeUSA Insurance's net retained account values in force.

An increase in net investment income of 13%, or $4.3 million, in the first quarter of 1998 compared to the first quarter of 1997 is primarily attributable to an increase in invested assets (fixed maturity investments and cash and cash equivalents) to $2.23 billion at March 31, 1998 from $1.92 billion at March 31, 1997, which was partially offset by the reduction in yield on investments. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.26% at March 31, 1998, compared to 7.42% at March 31, 1997.

In accordance with generally accepted accounting principles, net realized gains on investments (excluding gains/losses on fixed assets) had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three months ended March 31, 1998 and 1997 (dollars in thousands, except per share amounts):

                                                                       1998              1997
                                                                     ---------        ---------
         Net realized gains on investments                           $      40        $   1,234
         Increase in:
            Amortization of deferred policy acquisition costs               28              453
            Other benefits to policyholders                                 10              324
                                                                     ---------        ---------
         Income before income taxes                                          2              457
         Income taxes                                                        1              164
                                                                     ---------        ---------
         Net income                                                  $       1        $     293
                                                                     =========        =========

         Earnings per share                                          $     .00        $     .01
                                                                     =========        =========

Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life increased 25%, or $7.7 million, in the first quarter of 1998 compared to the first quarter of 1997. The increase is consistent with the 23% increase in total collected premiums and deposits.

The following table shows the amounts of net commissions and expense allowances for the quarter ended March 31, 1998 and 1997 (in thousands):

                                                                    1998               1997
                                                              ----------         ----------
              LifeUSA:
                  Life:
                     First year                               $    1,429         $    2,031
                     Single and renewal                            1,416              1,384
                                                              ----------         ----------
                          Total Life                               2,845              3,415
                  Annuities                                       17,700             11,025
                                                              ----------         ----------
              Total LifeUSA                                       20,545             14,440

              Allianz Life:
                  Life:
                     First year                                      473                574
                     Single and renewal                              531                541
                                                              ----------         ----------
                          Total Life                               1,004              1,115
                  Annuities                                       17,735             16,059
                                                              ----------         ----------
              Total Allianz Life                                  18,739             17,174

         Lapse policy chargebacks                                   (167)              (235)
                                                              ----------         ----------

         Total commissions and expense allowances, net        $   39,117         $   31,379
                                                              ==========         ==========

--------------------------------

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

Reference is made to Reinsurance in the Company and Business Description section on pages 10-12 in the Annual Report to Shareholders and Form 10-K for further details on the Company's reinsurance agreements.

BENEFITS AND EXPENSES. Total benefits and expenses were $82.5 million and $71.3 million in the first quarter of 1998 and 1997, respectively. The increase in total benefits and expenses of 16% was primarily due to increased sales and growth in annuities in force. The discussion which follows gives a line-by-line comparison of benefits and expenses for the first quarter ended March 31, 1998 and 1997. See also the Business Segments section which follows for additional analysis of the results of operations.

An increases in interest credited to policyholder account values of 11%, or $2.8 million, in the first quarter of 1998 compared to the first quarter of 1997, reflects the growth in annuities in force. The increase in other benefits to policyholders of 25%, or $1.2 million, reflects the growth and maturity of in force business and additional reserves for index related benefits on policies in force.

Amortization of deferred policy acquisition costs increased 14%, or $929,000, in the first quarter of 1998 as compared to the first quarter of 1997. This reflects the combination of an increase in gross profits due to a growing, more mature block of in force business, partially offset by reduced amortization of deferred policy acquisition costs as a result of the net realized gains on investments described previously. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 27%, or $4.9 million, in the first quarter of 1998 compared to the first quarter of 1997 due to the increase in total collected premiums and deposits discussed previously and a change in the mix of deferred annuity products sold, both of which were partially offset by the decline in collected first year life insurance premiums.

Taxes, licenses and fees decreased $675,000, in the first quarter of 1998 compared to the first quarter of 1997. This decrease was primarily due to a reduction in guaranty fund assessments accrued.

Operating expenses increased 13%, or $2.0 million, in the first quarter of 1998 compared to the first quarter of 1997. This increase was primarily due to the growth of LifeUSA Insurance's annuity in force business.

A comprehensive analysis of the Year 2000 issue was completed in 1997. Key code programming changes were identified and are expected to be Year 2000 compliant by the end of the second quarter of 1998 at a cost of less than $500,000. In addition, a plan is in place to test and monitor all other software applications as well as obtain Year 2000 compliance assurance from outside vendors. Because the Company has only been operating since 1987, it has significantly less exposure than most companies.

Income taxes were $3.6 million in the first quarter of 1998 and $2.9 million in the first quarter of 1997. The effective income tax rates for the first quarter of 1998 and 1997 were 37.5% and 36.3%, respectively.

NET INCOME. Net income was $6.0 million in the first quarter of 1998 and $5.1 million in the first quarter of 1997, which represents an increase of 17%. Diluted earnings per share were $.23 in the first quarter of 1998 compared to $.22 in the first quarter of 1997, which represents an increase of 5%. The per share increase is lower than the net income increase due to an increase of 2.8 million diluted shares used in the earnings per share calculation for first quarter 1998. The increase in diluted shares is due primarily to the conversion and dilutive impact of "in the money" stock options and the transactions associated with the agreement with Allianz Life (see Exhibit 11 which follows for details). The following table summarizes the operating highlights for the three months ended March 31, 1998 and 1997:

                                                                                          Three months ended March 31,
                                                                   ---------------------------------------------------
                                                                             1998                        1997
                                                                   -----------------------     -----------------------
                                                                     Income         EPS          Income         EPS
                                                                   ---------     ---------     ---------     ---------
Consolidated net income and diluted earnings per share             $   6,009     $    0.23     $   5,145     $    0.22

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                      (1)        (0.00)         (293)        (0.01)
   Credits for state guaranty fund assessments                          (650)        (0.03)         (111)         0.00
                                                                   ---------     ---------     ---------     ---------

Consolidated net operating income and earnings per share               5,358          0.20         4,741          0.21


Impact of expenses associated with national advertising
   campaign                                                             --            --             780          0.03
                                                                   ---------     ---------     ---------     ---------


Consolidated net operating income and earnings per share
   excluding impact of expenses associated with national
   advertising campaign                                            $   5,358     $    0.20     $   5,521     $    0.24
                                                                   =========     =========     =========     =========

-------------------------------------

(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders and (ii) credits for state guaranty fund assessments.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 1998, the Company's primary available sources of cash were (i) service fees received by the Company for the Allianz/LUSA Business, (ii) management fees from LifeUSA Insurance, (iii) interest earned on invested assets, (iv) a dividend of $2.5 million paid by LifeUSA Insurance in the first quarter of 1998, (v) issuance of shares upon exercise of common stock options, (vi) $3.0 million in proceeds from shares purchased by Allianz Life upon exercise of its preemptive rights, and (vii) a $50 million long-term line of credit from two of its reinsurers. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide reimbursement through 1998, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

As discussed previously, the extended marketing relationship with Allianz Life and related infusion of $100 million in capital over the next five years beginning in July of 1998, gives the Company additional opportunity to expand its distribution system and take advantage of marketing opportunities. Effective April 1, 1998 and in accordance with the agreement with Allianz Life, Allianz Life, either as a direct writer or reinsurer, has the right to retain 37.5 percent of the new life insurance and annuity business produced by the Company's agents, up from 25% under the previous marketing agreement. Also, LifeUSA Insurance will increase the retention of its annuity business from 25 to 30 percent and its life insurance business from 25 to 50 percent.

The Company's cash needs consist of (i) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA Insurance existing agents and expand the size of LifeUSA Insurance field force, (ii) capital contributions to LifeUSA Marketing for investments in and additional purchase payments to marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance and Allianz Life, (iii) commission advances to agents, (iv) borrowings under the line of credit, (v) potential contributions to LifeUSA Securities to ensure compliance with NASD capital requirements, and (vi) capital contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios. Management believes that the available sources of cash will provide sufficient capital resources to support the capital needs of LifeUSA Insurance and meet all the Company's cash needs in the ordinary course of business through 1998, based on currently anticipated life insurance and annuity sales, expected levels of net retention and acceptable reinsurance agreements.

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

LifeUSA Insurance had statutory net income of $18.4 million in 1997 compared to $13.2 million in 1996. As a result, the Company did not make capital contributions to LifeUSA Insurance during 1997. As of December 31, 1997, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $103.7 million compared to $87.3 million at December 31, 1996. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1998 primarily through statutory profits on its maturing block of retained inforce business. Effective April 1, 1998 under the terms of the agreement with Allianz Life, LifeUSA Insurance will increase the retention of its annuity business from 25 to 30 percent and its life insurance business from 25 to 50 percent. The Company does not anticipate a significant impact on statutory capital as a result of the changes in retention levels.

In April 1998, the Company announced that its Board of Directors declared a cash dividend of 2.5 cents per share for the first quarter of 1998, payable on May 15, 1998, to shareholders of record on April 27, 1998. This is the first dividend declared in the eleven-year history of the Company. It is the intention of the Board of Directors to pay regular quarterly dividends in 1998 of 2.5 cents per share, or ten cents per share on an annual basis.

The Board of Directors of the Company declares when dividends are paid on its common stock. In addition, there are statutory and regulatory limitations upon the extent to which dividends may be paid to the Company from an insurance subsidiary, including the restriction that an insurance company may only pay ordinary dividends out of unassigned funds (earned surplus). Approval by the Department of Commerce of the State of Minnesota is required for LifeUSA Insurance to pay dividends in any 12-month period in an amount exceeding the lesser of (i) 10 percent of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with the Minnesota insurance laws and regulations. LifeUSA Insurance paid $2.5 million in extraordinary dividends to the Company during first quarter 1998 and 1997, which were permitted by the Department of Commerce of the State of Minnesota.

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

With the objective of reducing the risk of company insolvencies, the National Association of Insurance Commissioners (NAIC) established risk-based capital standards. The risks inherent in a life insurance company's operation determine its current capital requirements. These standards continue to be reviewed by the NAIC. LifeUSA Insurance's current percentage of actual total adjusted capital to authorized control level risk-based capital is well in excess of regulatory requirements.

The NAIC continues to consider changes to model laws based on innovative product designs. Nonforfeiture law discussions have been considering how to better support multiple benefit product designs, such as LifeUSA Insurance's two-tier annuities or universal life contracts with enhanced retirement benefits. LifeUSA Insurance has been able to successfully demonstrate the financial stability of such designs, which provide higher retirement benefits to consumers while decreasing disintermediation and solvency risks to LifeUSA Insurance.

By the end of 1997, twenty-one states had adopted the NAIC Life Insurance Illustration Model Regulation. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self supporting and not lapse supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. NAIC committees are also considering a new annuity illustration model regulation. It proposes to establish disclosure requirements, illustration formats, and rules for testing the supportability of illustrated benefits. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

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

LifeUSA Securities, as a registered broker and dealer in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of March 31, 1998, LifeUSA Securities' net capital exceeded the minimum required balance.

In June 1997, the B++ (Very Good) rating assigned to LifeUSA Insurance was reaffirmed by the A.M. Best Company. The A.M. Best Company assigns the B++ rating to companies which, in its opinion, have achieved very good overall performance when compared to the standards established by the A.M. Best Company. B++ companies have a good ability to meet their obligations to policyholders over a long period of time.

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

As a result of the agreement with Allianz Life, A.M. Best Company, Standard & Poor's and Moody's Investors Service are reexamining the ratings assigned to LifeUSA Insurance during 1998.

INVESTMENTS. As of March 31, 1998, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.23 billion, including $7.5 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at March 31, 1998 (dollars in thousands):

                                                    Amortized      % of        Carrying       % of          Fair         % of
                                                      Cost         Total         Value        Total         Value        Total
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                          $   66,926       3.05%     $   66,926       3.00%     $   66,926       2.95%
Government Treasury and Agency notes and bonds         72,913       3.33          76,294       3.43          82,054       3.62
Mortgage pass throughs                                 60,910       2.78          62,874       2.82          62,874       2.77
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                                 4,795        .22           4,795        .22           4,841        .21
     CMO -- PACs                                      606,840      27.69         610,391      27.41         625,831      27.60
     CMO -- ADs                                        23,562       1.07          23,562       1.06          24,466       1.08
     CMO -- TACs                                        9,676        .44           9,676        .43          10,531        .46
Investment grade corporate securities:
     AAA+ to AAA-                                      42,772       1.95          43,064       1.93          44,964       1.98
     AA+ to AA-                                       192,014       8.76         195,669       8.79         199,249       8.79
     A+ to A-                                         601,037      27.42         614,044      27.57         621,155      27.40
     BBB+ to BBB-                                     505,569      23.07         515,670      23.15         520,296      22.95

Non investment grade corporate securities               4,910        .22           4,208        .19           4,208        .19
                                                   ----------------------------------------------------------------------------

Total cash and invested assets                     $2,191,924     100.00%     $2,227,173     100.00%     $2,267,395     100.00%
                                                   ============================================================================

As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of March 31, 1998, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.97% and the weighted average yield on the assets backing liabilities was 7.33%. As of December 31, 1997, the weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.34%. The decrease in the weighted average yield on assets backing liabilities is attributable, in part, to LifeUSA Insurance repositioning a portion of the available for sale investment portfolio as discussed below. This decrease in yield was offset by the gains realized on the repositioning. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $7.7 million during first quarter 1998. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA Insurance expected policyholder liabilities. Consistent with LifeUSA Insurance asset and liability management practices, as of March 31, 1998, the effective duration of LifeUSA Insurance fixed income securities was 4.94 years, compared to 5.03 years as of December 31, 1997.

The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 61% at March 31, 1998. With each corporate security acquisition, LifeUSA Insurance external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard & Poor's.

The remainder of the Company's portfolio is substantially comprised of government and government agency obligations. Government and government agency obligations are primarily held in the form of Planned Amortization Class (PAC) Collateralized Mortgage Obligations (CMOs), the most conservative type of CMO issued. These CMOs are specifically structured to provide the highest degree of protection against swings in repayments caused primarily by changes in interest rates and have virtually no risk of default. These securities are well-suited to fund the payment of the liabilities they support.

Currently, the decision of the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that the types of assets invested in will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

As of March 31, 1998, the Company held 41%, or $892.3 million, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

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

EQUITY. At March 31, 1998, the Company's shareholders' equity and book value per share were $269.3 million and $10.38, respectively, compared to $222.4 million and $9.77, respectively, at December 31, 1997. Excluding the effect of the net unrealized gain on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $260.8 million and $10.06, respectively, at March 31, 1998, compared to $214.3 million and $9.41, respectively, at December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              ON BUSINESS SEGMENTS

Management has organized the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The Insurance Segment focuses on the administration, asset/liability management and reinsurance of fixed insurance products. The Marketing Segment focuses its efforts on the field force used to distribute fixed insurance products and the management of investments in marketing subsidiaries. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities because the results of operations of LifeUSA Securities are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion which follows. Management continues to analyze the proper allocation of identifiable assets and liabilities to the business segments.

INSURANCE SEGMENT. The Insurance Segment develops fixed insurance products for LifeUSA Insurance and Allianz Life, cedes a portion of the business written by LifeUSA Insurance to the Reinsurers, assumes a portion of the Allianz/LUSA Business, manages the assets and liabilities for business retained or assumed by LifeUSA Insurance and administers all of the Allianz/LUSA Business.

The Insurance Segment's primary revenue sources are policyholder charges, net investment income and net commissions and expense allowances. The Insurance Segment's primary expenses are interest credited to policyholder account values, other benefits to policyholders, amortization of deferred policy acquisition costs, intersegment marketing fees paid to the Marketing Segment for the production of LifeUSA Insurance and Allianz Life annuity deposits and life insurance premium and operating expenses. The Insurance Segment's profitability is derived from its ability to effectively manage the assets and liabilities retained or assumed by LifeUSA Insurance and manage the operating expenses incurred to administer all of the business produced.

REVENUES. Total revenues were $91.0 million and $78.7 million in first quarter 1998 and 1997, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the increase are consistent with those previously discussed in the Results of Operations section.

EXPENSES. Total expenses were $84.0 million and $71.7 million in first quarter 1998 and 1997, respectively. The increase in total expenses of 17% is primarily attributable to the increase in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the increase in premium production. The marketing fee, which increased 24% from first quarter 1997, is calculated as a percentage of premium and will vary generally with the change in premium production which increased 23% from first quarter 1997. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing service fee to change by greater or lesser amounts than the change in premium.

OPERATING SEGMENTS RESULTS OF OPERATIONS. The following table summarize the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for first quarter March 31, 1998 and 1997 (in thousands):

                                                                  Insurance Segment                     Marketing Segment
                                                                                    Percent                                 Percent
                                                           1998          1997        Change        1998          1997        Change
                                                       ------------------------------------    ------------------------------------
Revenues:
   Policyholder charges                                 $ 13,066      $ 11,802          11%     $     --        $   --           -%
   Net investment income                                  38,222        34,122          12             9            --         100
   Net realized gains (losses) on investments                  5         1,234        (100)           --            --          --
   Commissions and expense allowances, net                39,117        31,379          25            --            --          --
   Marketing fee                                              --            --          --        34,796        27,846          25
   Corporate fee                                              --            --          --            --            --          --
   Other                                                     616           160         285           528           471          12
                                                       ------------------------------------    ------------------------------------
         Total revenues                                   91,026        78,697          16        35,333        28,317          25

Expenses:
   Interest credited to policyholder account values       29,005        26,245          11            --            --          --
   Other benefits to policyholders                         6,144         4,899          25            --            --          --
   Amortization of deferred policy acquisition costs       7,510         6,581          14            --            --          --
   Commissions and marketing fee                          30,293        24,401          24        26,924        20,987          28
   Taxes, licenses and fees                                 (106)          569        (119)           --            --          --
   Operating expenses:
      Salaries and employee benefits                       3,817         3,860          (1)        1,923         1,393          38
      Data processing                                        918           783          17           400           300          33
      Printing and office supplies                           375           217          73           437           368          19
      Other                                                6,050         4,147          46         3,215         2,898          11
                                                       ------------------------------------    ------------------------------------
         Total expenses                                   84,006        71,702          17        32,899        25,946          27
                                                       ------------------------------------    ------------------------------------

Income (loss) before income taxes                          7,020         6,995           0         2,434         2,371           3
Income taxes                                               2,533         2,537           0         1,032           862          20
                                                       ------------------------------------    ------------------------------------
Net income (loss)                                       $  4,487      $  4,458           1%     $  1,402      $  1,509         (16%)
                                                       ====================================    ====================================

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

The Marketing Segment's primary revenue source is the intersegment marketing fee assessed to the Insurance Segment for the production of LifeUSA Insurance and Allianz Life annuities, life insurance and Allianz Life long-term care premiums and deposits. This fee is calculated as a percentage of the premiums and deposits produced with varying rates for life insurance and annuity production and for first year, single and renewal premium and deposits. The amount assessed is comparable to commissions earned by large national FMOs performing similar services. The Marketing Segment's profitability is derived from its ability to manage commissions and operating costs.

               Corporate Segment                   Eliminating Entries (1)                        Consolidated
                                  Percent                                                                          Percent
      1998            1997         Change            1998             1997              1998            1997        Change
   --------------------------------------       ------------------------------     ----------------------------------------
   $    --        $     --             -%        $      --        $      --         $  13,066      $   11,802          11%
       392             184           113                --               --            38,623          34,306          13
       (26)             --          (100)               --               --               (21)          1,234        (102)
        --              --            --                --               --            39,117          31,379          25
        --              --            --           (34,796)       $ (27,846)               --              --          --
     2,258           1,852            22            (2,258)          (1,852)               --              --          --
       149              --           100                                                1,293             631         105
   --------------------------------------       ------------------------------     ----------------------------------------
     2,773           2,036            36           (37,054)         (29,698)           92,078          79,352          16


        --              --            --                --               --            29,005          26,245          11
        --              --            --                --               --             6,144           4,899          25
        --              --            --                --               --             7,510           6,581          14
       119              --           100           (34,428)         (27,414)           22,908          17,974          27
        --              --            --                --               --              (106)            569        (119)

       881             730            21              (151)            (156)            6,470           5,827          11
        50              43            16               (16)             (16)            1,352           1,110          22
        59              53            11               (63)             (57)              808             581          39
     1,496           2,496           (40)           (2,396)          (2,055)            8,365           7,486          12
   --------------------------------------       ------------------------------     ----------------------------------------
     2,605           3,322           (22)          (37,054)         (29,698)           82,456          71,272          16
   --------------------------------------       ------------------------------     ----------------------------------------

       168          (1,286)          113                --               --             9,622           8,080          19
        48            (464)          110                --               --             3,613           2,935          23
   --------------------------------------       ------------------------------     ----------------------------------------
$      120      $     (822)          115%               --               --         $   6,009       $   5,145          17%
   ======================================       ==============================     ========================================


------------------------------------
(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the amortization of deferred policy acquisition costs is recorded as an expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above.

REVENUES. Total revenues were $35.3 million and $28.3 million in first quarter 1998 and 1997, respectively. The increase in total revenues of 25% is primarily attributable to the increase in the marketing fee which is based on premium and deposit production. Total collected premiums and deposits increased 23% from 1997 for the same reason. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation.

EXPENSES. Total expenses were $32.9 million and $25.9 million in first quarter 1998 and 1997, respectively. The increase in total expenses of 27% is primarily due to the 28% increase in commissions incurred.

Commissions increased due to the increase in premium and deposit production and a change in the mix of deferred annuity products sold, both of which were partially offset by the decline in collected first year life insurance premiums.

CORPORATE SEGMENT. The Corporate Segment provides strategic direction for the Company and its various business segments and includes the operations of LifeUSA Securities because the results of LifeUSA Securities are not yet material and do not warrant separate disclosure. The Corporate Segment charges a fee to all other segments based on the revenues of those individual segments. Expenses of an enterprise-wide nature, such as the 1997 national advertising campaign, are retained by the Corporate Segment.

REVENUES. Total revenues were $2.8 million and $2.0 million for first quarter 1998 and 1997, respectively. The increase in total revenues of 36% from 1997 is primarily related to the increases in the Corporate fee which is directly related to the increase in revenues for the Insurance Segment and Marketing Segment. Total revenues of the Insurance Segment increased 16% from 1997. Total revenues of the Marketing Segment increased 25% from 1997. These increases produced increases in the Corporate fee of 22% for first quarter 1998 compared to first quarter 1997. Net investment income increased 113% due to an increase in invested assets.

EXPENSES. Total expenses were $2.6 million and $3.3 million for first quarter 1998 and 1997, respectively. The decrease of 22% from 1997 is primarily attributable to the cost of a national advertising and sales campaign that was launched during first quarter 1997.


                                     * * * *

Statements other than historical information contained in this Report are considered forward-looking and involve a number of risks and uncertainties. In addition to the factors discussed in this Report, there are other factors that could cause actual results to differ materially from expected results including, but not limited to, development and acceptance of new products, impact of changes in federal and state regulation, dependence upon key personnel, distribution system expansion, changes in interest rates generally and credited rates on the new business retained or assumed by LifeUSA Insurance, sales volume, failure of the Company and its subsidiaries or significant third parties to achieve year 2000 compliance or material expense in connection with such compliance, competition and other risks described from time to time in the Company's Securities and Exchange Commission filings, including but not limited to the Annual Report to Shareholders and Form 10-K, copies of which are available from the Company without charge.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously disclosed in the Annual Report to Shareholders and Form 10-K.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     (10) Amendment No. 3, dated January 30, 1998, to the Loan Agreement entered into as of May 17, 1996 between the Company and Employers Reassurance Corporation, Republic-Vanguard Life Insurance Company and Winterthur Life Re Insurance Company (electronic filing only).

     (11) Statement of computation of per share earnings

     (27) Financial data schedule (electronic filing only)

(b) A report on Form 8-K was filed on January 13, 1998, to report that the Company and Allianz Life entered into an agreement under which Allianz Life will acquire up to 35 percent of the outstanding stock of the Company, and that the marketing agreement between the two companies will be extended to December 31, 2000.

     A report on Form 8-K was filed on January 20, 1998, to report that six annuity policyholders commenced a lawsuit for damages due to certain alleged misrepresentations and alleged inadequate disclosures against the Company in the United States Court for the Eastern District of Pennsylvania.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Life USA HOLDING, INC.
                                          ------------------------------
                                                   (Registrant)



Date: May 12, 1998

                                             /s/   Mark A. Zesbaugh
                                          ------------------------------
                                             Mark A. Zesbaugh
                                             Executive Vice President
                                             Chief Financial Officer