Form 10-Q
period 1998-06-30
LIFE USA HOLDING INC /MN/
filed 1998-08-13
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1998

Commission File No. 0-18485

                             Life USA HOLDING, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                        41-1578384
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

Suite 95, Interchange North Building
300 South Highway 169
Minneapolis, Minnesota                                        55426
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including
area code:                                                (612) 546-7386



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___X___ NO_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding at June 30, 1998
            -----------------               ----------------------------
     Common Stock,                                     25,935,081
     Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended June 30, 1998


                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheet (Unaudited)
            June 30, 1998 and December 31, 1997............................3-4

            Condensed Consolidated Statement of Income
            (Unaudited) Three months and six months ended
            June 30, 1998 and June 30, 1997..................................5

            Condensed Consolidated Statement of Cash Flows
            (Unaudited) Six months ended June 30, 1998
            and June 30, 1997................................................6

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)....................................................7-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................9-22

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations on Business Segments ....23-28

PART II.  OTHER INFORMATION:

   Item 1.  Legal Proceedings...............................................29
   Item 2.  Changes in Securities...........................................29
   Item 3.  Defaults Upon Senior Securities.................................29
   Item 4.  Submission of Matters to a Vote of Security Holders..........29-30
   Item 5.  Other Information...............................................30
   Item 6.  Exhibits and Reports on Form 8-K................................30

SIGNATURES: ................................................................31

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  June 30,        December 31,
                                                                      1998                1997
                                                               -----------        ------------
ASSETS

Investments:

   Fixed maturity investments:

     Available for sale, at fair value (amortized cost:
       $903,002 at June 30, 1998 and $846,466 at
       December 31, 1997)                                      $   950,652        $   882,159

     Held to maturity, at amortized cost (fair value:
       $1,317,805 at June 30, 1998 and $1,289,621 at
       December 31, 1997)                                        1,271,040          1,249,488

   Policy loans                                                     32,528             29,003
                                                               -----------        -----------

     Total investments                                           2,254,220          2,160,650

Cash and cash equivalents                                           34,010             34,139

Accrued investment income                                           32,250             30,976

Future policy benefits recoverable and amounts due
   from reinsurers                                               2,705,451          2,577,598

Deferred policy acquisition costs                                  212,197            215,097

Other assets                                                        57,681             44,314
                                                               -----------        -----------

                                                               $ 5,295,809        $ 5,062,774
                                                               ===========        ===========

See accompanying notes.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                     June 30,         December 31,
                                                                         1998                 1997
                                                                 ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                        $  4,868,038         $  4,686,172
   Other policyholders' funds                                          14,959                9,208
   Amounts due reinsurers                                              48,722               38,403
   Accrued commissions to agents                                        7,374               11,583
   Taxes, licenses and fees payable                                     8,069                8,415
   Accounts payable                                                     4,301                5,323
   Convertible subordinated debentures                                  6,015               36,030
   Deferred income taxes                                               19,036               16,513
   Other liabilities                                                   40,979               28,727
                                                                 ------------         ------------

       Total liabilities                                            5,017,493            4,840,374

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
     shares authorized, none issued                                        --                   --
   Common stock, $.01 par value; 60,000,000
     shares authorized, 25,935,081 issued and
     outstanding (22,723,830 shares at December 31, 1997)                 259                  227
   Common stock to be issued, 32,186 shares
     (35,458 shares at December 31, l997)                                 446                  565
   Additional paid-in capital                                         147,742              108,372
   Notes receivable from stock sales                                   (4,266)              (7,477)
   Retained earnings                                                  122,945              112,564
   Accumulated other comprehensive income:
     Net unrealized gain on fixed
       maturity investments - available for sale                       11,190                8,149
                                                                 ------------         ------------

     Total shareholders' equity                                       278,316              222,400
                                                                 ------------         ------------

                                                                 $  5,295,809         $  5,062,774
                                                                 ============         ============

See accompanying notes.

                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended June 30,       Six months ended June 30,
                                                         ---------------------------     ---------------------------
                                                                1998            1997            1998            1997
                                                         -----------     -----------     -----------     -----------
Revenues:
   Policyholder charges                                  $    13,968     $    12,853     $    27,034     $    24,655
   Net investment income                                      39,303          35,278          77,926          69,584
   Net realized gains on investments                             788              --             767           1,234
   Commissions and expense allowances, net                    34,555          43,649          73,672          75,028
   Other                                                       1,083              36           2,376             667
                                                         -----------     -----------     -----------     -----------

       Total revenues                                         89,697          91,816         181,775         171,168

Benefits and expenses:
   Interest credited to policyholder account values           29,253          26,612          58,258          52,857
   Other benefits to policyholders                             5,660           5,569          11,804          10,468
   Amortization of deferred policy acquisition costs           8,442           7,448          15,952          14,029
   Commissions                                                20,328          25,567          43,236          43,541
   Taxes, licenses and fees                                      902           1,363             796           1,932
   Operating expenses                                         16,177          16,509          33,172          31,513
                                                         -----------     -----------     -----------     -----------

       Total benefits and expenses                            80,762          83,068         163,218         154,340
                                                         -----------     -----------     -----------     -----------

Income before income taxes                                     8,935           8,748          18,557          16,828

Income taxes                                                   3,361           3,417           6,974           6,352
                                                         -----------     -----------     -----------     -----------

Net income                                               $     5,574     $     5,331     $    11,583     $    10,476
                                                         ===========     ===========     ===========     ===========

Basic earnings per common share                          $       .22     $       .25     $       .45     $       .49
                                                         ===========     ===========     ===========     ===========

Diluted earnings per common share                        $       .21     $       .23     $       .43     $       .45
                                                         ===========     ===========     ===========     ===========

Number of shares used in per share calculation:
   Basic                                                  25,914,569      21,517,148      25,844,861      21,450,069
   Diluted                                                26,910,992      24,389,155      26,924,840      24,253,382


See accompanying notes.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Six months ended June 30,
                                                             --------------------------
                                                                   1998            1997
                                                             ----------      ----------
Cash flows from operating activities:
   Net income                                                $   11,583      $   10,476
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Accretion of discount on investments, net                 (2,591)         (1,249)
       Net realized gains on investments                           (767)         (1,234)
       Policy acquisition costs deferred                        (20,384)        (20,222)
       Amortization of deferred policy acquisition costs         15,952          14,029
       Other changes                                             13,656          17,743
                                                             ----------      ----------
Net cash provided by operating activities                        17,449          19,543

Cash flows from investing activities:
   Fixed maturity investments-available for sale:
     Purchases                                                  (94,054)        (68,476)
     Proceeds from sales                                         25,789          33,504
     Proceeds from maturities and principal payments
       on mortgage-backed securities                             12,263           5,970
   Fixed maturity investments-held to maturity:
     Purchases                                                  (65,197)        (63,980)
     Proceeds from sales                                         10,785              --
     Proceeds from maturities and principal payments
       on mortgage-backed securities                             35,755           7,698
   Investments in and loans to field marketing
     organizations                                               (9,100)         (4,998)
                                                             ----------      ----------
Net cash used in investing activities                           (83,759)        (90,282)

Cash flows from financing activities:
   Receipts from universal life and investment products         148,682         151,498
   Withdrawals on universal life and investment products       (158,089)       (124,543)
   Interest credited to policyholder account values              58,258          52,857
   Change in deferred liability and reserves                     10,304           8,794
   Proceeds from exercise of stock options                        4,899           2,713
   Other financing activities                                     2,127           1,166
                                                             ----------      ----------
Net cash provided by financing activities                        66,181          92,485
                                                             ----------      ----------

Net increase (decrease) in cash and cash equivalents               (129)         21,746
Cash and cash equivalents at beginning of the period             34,139          20,989
                                                             ----------      ----------

Cash and cash equivalents at end of the period               $   34,010      $   42,735
                                                             ==========      ==========

See accompanying notes.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at June 30, 1998 and the related condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 1998 and 1997, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1997 is derived from the audited balance sheet as of that date.

2. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1997 consolidated financial statements.

4. The net unrealized gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                    June 30,       December 31,
                                                        1998               1997
                                                  ----------        -----------
       Gross unrealized gain on fixed maturity
          investments - available for sale        $   47,650         $   35,693

       Adjustments for:
          Deferred tax liability                     (16,986)           (12,835)
          Deferred policy acquisition costs          (29,960)           (22,629)
          Deferred tax asset                          10,486              7,920
                                                  ----------        -----------

       Net unrealized gain on fixed maturity
          investments - available for sale        $   11,190        $     8,149
                                                  ==========        ===========

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

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the options owned by the Company, used as hedges against changes in the fair value of specified assets or liabilities. This statement is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined the impact of the new statement.

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

       In December 1997, the American Institute of Certified Public Accountants released Statement of Position (SOP) 97-3 titled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP was adopted by the Company in the first quarter of 1998. As the accounting prescribed by the SOP is generally consistent with the Company's former method of accounting for assessments, adoption did not have a material impact on the Company's financial statements.

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

8. During the second quarter of 1998, a fixed maturity investment classified as held to maturity was sold with an amortized cost of $10 million. The realized gain on this sale was not significant. The sale of this fixed maturity investment was due to significant deterioration in the issuer's creditworthiness as indicated by downgrades by Standard & Poor's and Moody's Investor Services just prior to the sale.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA Insurance), LifeUSA Marketing, Inc. (LifeUSA Marketing) and LifeUSA Securities, Inc. (LifeUSA Securities) should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

LifeUSA Insurance sells a variety of innovative life insurance and annuity products which offer long-term retirement benefits to consumers who seek protection against outliving their financial resources. These products are serviced by home office staff and sold by a national marketing and distribution system comprised of Field Marketing Organizations (FMOs) with independent agents.

LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national FMOs. In April 1998, LifeUSA Marketing acquired a 40% minority interest in Signature Financial Services, Inc. (SFS), a national life insurance and annuity marketing company that has an agent base of over 7,500 agents. As a result of the transaction, SFS has become a national FMO for LifeUSA Insurance. In March 1998, LifeUSA Marketing acquired a 50% interest in Life Sales LLC, a national life insurance and annuity marketing company that has represented LifeUSA Insurance for ten years and operates with an agent base of over 12,000 agents. LifeUSA Marketing currently owns an equity interest in seven FMOs.

LifeUSA Securities is a retail broker-dealer which distributes a full range of securities products, including a wide array of established mutual funds and variable life insurance and annuity contracts, and processes general securities transactions.

In April 1998, the Company purchased a 40% minority interest in Windsor Financial Group, LLC (Windsor), a Minneapolis-based investment management firm. Windsor manages $3.5 billion of assets for financial institutions, foundations, retirement plans and high net worth individuals, including $1.8 billion of LifeUSA Insurance's portfolio.

In July 1998, the Company formed its fourth wholly-owned subsidiary, LTC America Holding, Inc. (LTC America). LTC America will seek to purchase, as a subsidiary, either an existing long-term care company or a shell company that will be used to underwrite and issue long-term care products.

Management has organized the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The segments include: Insurance, Marketing and Corporate. Management's Discussion and Analysis of Business Segments, which follows on page 23, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations of each segment.

RELATIONSHIP WITH ALLIANZ LIFE
Since 1988, under the terms of agreements between the Company and Allianz Life, life insurance and annuity products have been produced for Allianz Life on policy forms similar to those of LifeUSA Insurance (the "Allianz/LUSA Business"). The Company has received commission and expense allowances, provided all administrative and other home office services, paid commissions due agents and paid applicable premium taxes on the Allianz/LUSA Business. LifeUSA Insurance assumes 25% of the Allianz/LUSA Business and pays commission and expense allowances on the assumed business. Since 1997, the Company has produced long-term care business for Allianz Life and received marketing and service fees for that business.

The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allow Allianz Life to acquire up to 35 percent of the outstanding common stock of the Company over the next five years and extend the marketing agreement between the two companies to December 31, 2000.

Allianz Life will acquire its interest in the Company over a five-year period by purchasing from the Company $100 million of newly issued common stock in increments of $10 million semi-annually. The price at which Allianz Life will purchase the common stock will be at 250 percent of the Company's six-month average book value per share (excluding SFAS No. 115), at the time the common stock is issued. In August 1998, Allianz Life acquired 406,092 shares of the Company's common stock with the initial $10 million semi-annual installment. Reference is made to Note 10 of the 1997 Annual Report to Shareholders and Form 10-K for further details regarding the agreement with Allianz Life.

REINSURANCE
Since its inception in 1987, LifeUSA Insurance has entered into various agreements to reinsure a substantial portion of the new life insurance and annuity business written each year. Entering into these reinsurance agreements has allowed LifeUSA Insurance to write a larger volume of business than it would otherwise have been able to write due to statutory capital and surplus requirements.

From April 1, 1991 through March 31, 1998, LifeUSA Insurance ceded a substantial portion of its new life insurance and annuity business to the following three reinsurers (the Reinsurers):

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

Effective October 1, 1995, LifeUSA Insurance began ceding 75% of its new life insurance and annuity business to the reinsurers. Effective April 1, 1998, LifeUSA Insurance began ceding 50% of its new life insurance and 70% of its new annuity business.

Effective April 1, 1998, and in accordance with the agreement with Allianz Life, Allianz Life began assuming a portion of LifeUSA Insurance's business. Also effective April 1, 1998, Munich is no longer assuming any new business from LifeUSA Insurance. LifeUSA Insurance receives commissions and expense allowances on business ceded.

The following table shows LifeUSA Insurance life insurance and annuity in force information at June 30, 1998 and December 31, 1997 (in millions):

                                           June 30, 1998    December 31, 1997
                                           -------------    -----------------
      Life insurance account values:
        All policies (1)                        $  317.4            $   299.1
        Direct and assumed business (2)            272.5                257.0
        Net of reinsurance (3)                     105.8                 99.3

      Life insurance face amounts:
        All policies (1)                         7,869.6              7,997.5
        Direct and assumed business (2)          6,812.4              6,931.7
        Net of reinsurance (3)                   2,321.2              2,277.7

      Annuity account values:
        All policies (1)                         5,661.4              5,518.4
        Direct and assumed business (2)          4,017.3              3,916.6
        Net of reinsurance (3)                   1,801.9              1,781.1

-------------------------
(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.
(2) Includes all LifeUSA Insurance products and the Allianz/LUSA Business assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance products retained by LifeUSA Insurance and the portion of Allianz/LUSA Business assumed by LifeUSA Insurance.

Reference is made to Reinsurance in the Company and Business Description section on pages 10-12 of the 1997 Annual Report to Shareholders and Form 10-K for further details regarding the Company's reinsurance agreements.

RESULTS OF OPERATIONS

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including the Allianz/LUSA Business, were $251.5 million and $319.6 million in the second quarter of 1998 and 1997, respectively, a decrease of 21% in total collected premiums and deposits. Total collected premiums and deposits were $541.3 million and $554.6 million for the first six months of 1998 and 1997, respectively, a decrease of 2%. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable quarters (in thousands):

                                                                        Three months ended June 30,       Six months ended June 30,
                                                                        ---------------------------     ---------------------------
                                                                               1998            1997            1998            1997
                                                                        -----------     -----------     -----------     -----------
Collected Premiums and Deposits (1):
    LifeUSA Insurance:
       Life:
         First year                                                     $     1,494     $     2,032     $     2,975     $     4,422
         Single and renewal                                                  13,124          12,992          26,486          26,201
                                                                        -----------     -----------     -----------     -----------
            Total Life                                                       14,618          15,024          29,461          30,623
       Annuities                                                            132,562         136,368         285,453         234,509
                                                                        -----------     -----------     -----------     -----------
            Total LifeUSA Insurance collected premiums and deposits         147,180         151,392         314,914         265,132
    Allianz Life:
       Life:
         First year                                                             422             613             845           1,152
         Single and renewal                                                   3,936           3,746           7,775           7,543
                                                                        -----------     -----------     -----------     -----------
            Total Life                                                        4,358           4,359           8,620           8,695
       Annuities                                                             99,972         163,816         217,799         280,781
                                                                        -----------     -----------     -----------     -----------
            Total Allianz Life collected premiums and deposits              104,330         168,175         226,419         289,476
                                                                        -----------     -----------     -----------     -----------
Total collected premiums and deposits                                   $   251,510     $   319,567     $   541,333     $   554,608
                                                                        ===========     ===========     ===========     ===========

----------------------------

(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

                                                                         Three months ended June 30,     Six months ended June 30,
                                                                         ---------------------------     -------------------------
                                                                                 1998           1997           1998           1997
                                                                           ----------     ----------     ----------     ----------
Premiums and Deposits Not Retained or Assumed (2):
    LifeUSA Insurance:
       Life:
         First year                                                        $    1,059     $    1,524     $    2,170     $    3,318
         Single and renewal                                                     8,670          8,414         17,490         16,920
                                                                           ----------     ----------     ----------     ----------
            Total Life                                                          9,729          9,938         19,660         20,238
       Annuities                                                               93,518         99,984        206,575        170,961
                                                                           ----------     ----------     ----------     ----------
            Total LifeUSA Insurance premiums and deposits not retained        103,247        109,922        226,235        191,199
    Allianz Life:
       Life:
         First year                                                               317            460            635            864
         Single and renewal                                                     2,383          2,202          4,675          4,413
                                                                           ----------     ----------     ----------     ----------
            Total Life                                                          2,700          2,662          5,310          5,277
       Annuities                                                               73,939        120,709        161,106        206,634
                                                                           ----------     ----------     ----------     ----------
         Total Allianz Life premiums and deposits not assumed                  76,639        123,371        166,416        211,911
                                                                           ----------     ----------     ----------     ----------
Total collected premiums and deposits not retained or assumed              $  179,886     $  233,293     $  392,651     $  403,110
                                                                           ==========     ==========     ==========     ==========


Retained or Assumed Premiums and Deposits (3):
    LifeUSA Insurance:
       Life:
         First year                                                        $      435     $      508     $      805     $    1,104
         Single and renewal                                                     4,454          4,578          8,996          9,281
                                                                           ----------     ----------     ----------     ----------
            Total Life                                                          4,889          5,086          9,801         10,385
       Annuities                                                               39,044         36,384         78,878         63,548
                                                                           ----------     ----------     ----------     ----------
            Total LifeUSA Insurance retained premiums and deposits             43,933         41,470         88,679         73,933
    Allianz Life:
       Life:
         First year                                                               105            153            210            288
         Single and renewal                                                     1,553          1,544          3,100          3,130
                                                                           ----------     ----------     ----------     ----------
            Total Life                                                          1,658          1,697          3,310          3,418
       Annuities                                                               26,033         43,107         56,693         74,147
                                                                           ----------     ----------     ----------     ----------
            Total Allianz Life assumed premiums and deposits                   27,691         44,804         60,003         77,565
                                                                           ----------     ----------     ----------     ----------
Total retained or assumed premiums and deposits                            $   71,624     $   86,274     $  148,682     $  151,498
                                                                           ==========     ==========     ==========     ==========

--------------------------------

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

REVENUES. Total revenues were $89.7 million and $91.8 million in the second quarter of 1998 and 1997, respectively. The decrease in total revenues of 2% was primarily due to the decrease in net commissions and expense allowances associated with decreased production of business not retained or assumed. This factor was offset by the increase in net investment income generated by the growth of annuities in force and invested assets. For the first six months of 1998 and 1997, total revenues were $181.8 million and $171.2 million, respectively. This 6% increase in total revenues for the first six months was primarily due to the increase in net investment income generated by the growth of annuities in force and invested assets. The discussion which follows gives a line-by-line comparison of revenues for the three and six months ended June 30, 1998 and 1997. See also the Business Segments section which follows for additional analysis of the results of operations.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 9%, or $1.1 million, in the second quarter of 1998 compared to the second quarter of 1997, and 10%, or $2.4 million, in the first six months of 1998 compared to the first six months of 1997, reflecting the growth in and maturity of LifeUSA Insurance's net retained account values in force.

An increase in net investment income of 11%, or $4.0 million, in the second quarter of 1998 and 12%, or $8.3 million, for the first six months are primarily attributable to an increase in invested assets (fixed maturity investments and cash and cash equivalents) to $2.26 billion at June 30, 1998 from $2.01 billion at June 30, 1997, which was partially offset by the reduction in yield on investments. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.26% at June 30, 1998, compared to 7.42% at June 30, 1997.

In accordance with generally accepted accounting principles, net realized gains on investments (excluding gains/losses on fixed assets) had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three and six months ended June 30, 1998 and 1997 (dollars in thousands, except per share amounts):

                                                     Three months ended June 30,   Six months ended June 30,
                                                     ---------------------------   -------------------------
                                                              1998          1997          1998          1997
                                                         ---------     ---------     ---------     ---------
Net realized gains on investments                        $     798     $      --     $     838     $   1,234
Increase in:
   Amortization of deferred policy acquisition costs           305            --           334           453
   Other benefits to policyholders                             228            --           237           324
                                                         ---------     ---------     ---------     ---------
Income before income taxes                                     265            --           267           457
Income taxes                                                   100            --           101           164
                                                         ---------     ---------     ---------     ---------
Net income                                               $     165     $      --     $     166     $     293
                                                         =========     =========     =========     =========
Earnings per share                                       $     .01     $      --     $     .01     $     .01
                                                         =========     =========     =========     =========

Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life decreased 21%, or $9.1 million, in the second quarter of 1998, and 2%, or $1.4 million for the first six months of 1998. The decreases are consistent with the 21% and 2% decreases in total collected premiums and deposits for the second quarter and the first six months of 1998, respectively.

The following table shows the amounts of net commissions and expense allowances for the three and six months ended June 30, 1998 and 1997 (in thousands):

                                                 Three months ended June 30,       Six months ended June 30,
                                                 ---------------------------       -------------------------
                                                        1998            1997            1998            1997
                                                  ----------      ----------      ----------      ----------
   LifeUSA Insurance:
     Life:
       First year                                 $    1,278      $    1,881      $    2,707      $    3,912
       Single and renewal                              1,392           1,370           2,808           2,754
                                                  ----------      ----------      ----------      ----------
         Total Life                                    2,670           3,251           5,515           6,666
     Annuities                                        15,324          15,869          33,024          26,894
                                                  ----------      ----------      ----------      ----------
   Total LifeUSA Insurance                            17,994          19,120          38,539          33,560

   Allianz Life:
     Life:
       First year                                        448             595             921           1,169
       Single and renewal                                543             530           1,074           1,070
                                                  ----------      ----------      ----------      ----------
         Total Life                                      991           1,125           1,995           2,239
     Annuities                                        15,721          23,648          33,456          39,708
                                                  ----------      ----------      ----------      ----------
   Total Allianz Life                                 16,712          24,773          35,451          41,947

Lapse policy chargebacks                                (151)           (244)           (318)           (479)
                                                  ----------      ----------      ----------      ----------

Total commissions and expense allowances, net     $   34,555      $   43,649      $   73,672      $   75,028
                                                  ==========      ==========      ==========      ==========

---------------------------------

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

BENEFITS AND EXPENSES. Total benefits and expenses were $80.8 million and $83.1 million in the second quarter of 1998 and 1997, respectively. This decrease of 3% for second quarter was primarily due to a decrease in commission expenses partially offset by the growth in annuities in force. Total benefits and expenses were $163.2 million and $154.3 million for the first six months of 1998 and 1997, respectively. This increase of 6% for the first six months was primarily due to the growth in annuities in force. The discussion which follows gives a line-by-line comparison of benefits and expenses for the second quarter ended June 30, 1998 and 1997. See also the Business Segments section which follows for additional analysis of the results of operations.

Increases in interest credited to policyholder account values of 10%, or $2.6 million, and 10%, or $5.4 million in the second quarter and first six months of 1998, respectively, reflect the growth in annuities in force. The increase in other benefits to policyholders of 2%, or $91,000 for second quarter 1998, reflects the growth and maturity of in force business partially offset by a decrease in life insurance claims and a decrease in reserves for index related benefits on policies in force. The increase in other benefits to policyholders of 13%, or $1.3 million for the first six months reflects the growth and maturity of in force business and additional reserves for index related benefits on policies in force.

Amortization of deferred policy acquisition costs increased 13%, or $994,000, in the second quarter of 1998 as compared to the second quarter of 1997 and 14%, or $1.9 million, for the first six months of 1998 compared to the first six months of 1997. The second quarter increase reflects an increase in gross profits due to a growing, more mature block of in force business and the increased amortization of deferred policy acquisition costs generated by the net realized gains on investments described above. The increase for the first six months of 1998 reflects an increase in gross profits due to a growing, more mature block of in force business. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents decreased 20%, or $5.2 million, in the second quarter of 1998 compared to the second quarter of 1997 and 1%, or $305,000, for the first six months of 1998 compared to 1997. The decreases are consistent with the decreases in total collected premiums and deposits discussed previously and with the decline in collected first year life insurance premiums, both of which were partially offset by changes in the mix of deferred annuity products sold.

Taxes, licenses and fees decreased 34%, or $461,000, in the second quarter of 1998 compared to the second quarter of 1997 and 59%, or $1.1 million, for the first six months of 1998 compared to 1997. The decreases were primarily due to a reduction in guaranty fund assessments accrued and the decrease in premium production.

Operating expenses decreased 2%, or $332,000, in the second quarter of 1998 compared to the second quarter of 1997. This decrease is primarily due to a significant amount of the 1997 national advertising campaign that was incurred in the second quarter of 1997. Operating expenses increased 5%, or $1.7 million, for the first six months of 1998 compared to 1997. This increase was primarily due to the growth of LifeUSA Insurance's annuity in force business, partially offset by the 1997 national advertising campaign.

A comprehensive analysis of the Year 2000 issue was completed in 1997. Key code programming changes for all transaction systems that will be used into the Year 2000 were identified and completed by the end of the second quarter of 1998 at a cost of less than $500,000. In addition, procedures are in place to test and monitor all other software applications as well as obtain Year 2000 compliance assurance from outside vendors. Because the Company has only been operating since 1987, it has significantly less exposure than most companies.

Income taxes were $3.4 million in the second quarter of 1998 and 1997. For the first six months, income taxes increased 10%, or $622,000, in 1998 compared to 1997. The effective income tax rates for the first six months of 1998 and 1997 were 37.6% and 37.8%, respectively.

NET INCOME. Net income was $5.6 million in the second quarter of 1998 and $5.3 million in the second quarter of 1997, which represents an increase of 5%. Diluted earnings per share were $.21 in the second quarter of 1998 compared to $.23 in the second quarter of 1997, which represents a decrease of 9%. The per share decrease is due to an increase of 2.5 million diluted shares used in the earnings per share calculation for second quarter 1998. The increase in diluted shares is due primarily to the conversion and dilutive impact of "in the money" stock options (see Exhibit 11 which follows for details). Net income was $11.6 million and $10.5 million ($.43 and $.45 diluted earnings per share) for the first six months of 1998 and 1997, respectively.

The following table summarizes the operating highlights for the three and six months ended June 30, 1998 and 1997 (in thousands, except per share amounts):

                                                                                         Three months ended June 30,
                                                                          ------------------------------------------------------
                                                                                    1998                          1997
                                                                          ------------------------      ------------------------
                                                                            Income          EPS           Income          EPS
                                                                          ---------      ---------      ---------      ---------
     Consolidated net income and diluted earnings per share               $   5,574      $    0.21      $   5,331      $    0.23

     Adjustments to arrive at consolidated net operating income (1):
        Net realized gains on investments                                      (165)         (0.01)            --             --
        Charges (credits) for state guaranty fund assessments                   (18)         (0.00)            54           0.00
        Tax liability for prior years' activity                                  32           0.00            700           0.03
                                                                          ---------      ---------      ---------      ---------

     Consolidated net operating income and diluted earnings per share         5,423           0.20          6,085           0.26

     Impact of expenses associated with 1997 national
       advertising campaign                                                      --             --          1,174           0.05
                                                                          ---------      ---------      ---------      ---------

     Consolidated net operating income and diluted earnings per share excluding impact of expenses associated with national
        advertising campaign                                              $   5,423      $    0.20      $   7,259      $    0.31
                                                                          =========      =========      =========      =========



                                                                                          Six months ended June 30,
                                                                          ------------------------------------------------------
                                                                                    1998                          1997
                                                                          ------------------------      ------------------------
                                                                            Income          EPS           Income          EPS
                                                                          ---------      ---------      ---------      ---------

     Consolidated net income and diluted earnings per share               $  11,583      $    0.43      $  10,476      $    0.45

     Adjustments to arrive at consolidated net operating income (1):
        Net realized gains on investments                                      (166)         (0.01)          (293)         (0.01)
        Charges (credits) for state guaranty fund assessments                  (668)         (0.02)           (56)         (0.00)
        Tax liability for prior years' activity                                  32           0.00            700           0.03
                                                                          ---------      ---------      ---------      ---------

     Consolidated net operating income and diluted earnings per share        10,781           0.40         10,827           0.47

     Impact of expenses associated with 1997 national
       advertising campaign                                                      --             --          1,954           0.08
                                                                          ---------      ---------      ---------      ---------

     Consolidated net operating income and diluted earnings per share excluding impact of expenses associated with national
        advertising campaign                                              $  10,781      $    0.40      $  12,781      $    0.55
                                                                          =========      =========      =========      =========

------------------------------

(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders, (ii) charges (credits) for state guaranty fund assessments and (iii) tax liability for prior years' activity.

LIQUIDITY AND CAPITAL RESOURCES
Through June 1998, the Company's primary available sources of cash were (i) service fees received by the Company for the Allianz/LUSA Business, (ii) management fees from LifeUSA Insurance, (iii) interest earned on invested assets, (iv) a dividend of $2.5 million paid by LifeUSA Insurance in the first quarter of 1998, (v) issuance of shares upon exercise of common stock options,
(vi) $3.0 million in proceeds from shares purchased by Allianz Life upon exercise of its preemptive rights, and (vii) a $50 million long-term line of credit from two of its reinsurers. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide reimbursement through 1998, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

As discussed previously, the extended marketing relationship with Allianz Life and related infusion of $100 million in capital over the next five years beginning in August of 1998, gives the Company additional opportunity to expand its distribution system and take advantage of marketing opportunities. Effective April 1, 1998 and in accordance with the agreement with Allianz Life, Allianz Life, either as a direct writer or reinsurer, has the right to retain 37.5 percent of the new life insurance and annuity business produced by the Company's agents, up from 25% under the previous marketing agreement. Also, LifeUSA Insurance increased the retention of its annuity business from 25 to 30 percent and its life insurance business from 25 to 50 percent.

In July 1998, the Company announced that its Board of Directors authorized a program to repurchase up to four million shares of its common stock through periodic purchases in the marketplace. The shares to be repurchased represent approximately 15% of the Company's 26.0 million shares outstanding. Repurchased shares will be deemed to be outstanding shares for purposes of calculating the 35 percent of the outstanding common stock of the Company to be acquired over the next five years by Allianz Life.

The Company's cash needs consist of (i) operating expenses, including expenses in connection with the efforts to increase the production of LifeUSA Insurance existing agents and expand the size of the LifeUSA Insurance field force, (ii) capital contributions to LifeUSA Marketing for investments in and additional purchase payments to marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance and Allianz Life, (iii) commission advances to agents, (iv) repayments of borrowings under the line of credit, (v) potential contributions to LifeUSA Securities to ensure compliance with NASD capital requirements, (vi) quarterly dividends to shareholders of record, (vii) authorized repurchases of its common stock, (viii) potential contributions to LTC America to purchase an existing long term care company or a "shell" company, and (ix) capital contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios. Management believes that the available sources of cash will provide sufficient capital resources to support the capital needs of LifeUSA Insurance and meet all the Company's cash needs in the ordinary course of business through 1998, based on currently anticipated life insurance and annuity sales, expected levels of net retention and acceptable reinsurance agreements.

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

LifeUSA Insurance had statutory net income of $10.5 million during the first six months of 1998 compared to $6.8 million during the first six months of 1997. As a result, the Company did not make capital contributions to LifeUSA Insurance during the first six months of 1998. As of June 30, 1998, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $112.1 million compared to $103.7 million at December 31, 1997. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1998 primarily through statutory profits on its maturing block of retained in force business. Effective April 1, 1998 under the terms of the agreement with Allianz Life, LifeUSA Insurance increased the retention of its annuity business from 25 to 30 percent and its life insurance business from 25 to 50 percent. The changes in the retention levels did not produce a significant impact on statutory capital in the second quarter.

In July 1998, the Company announced that its Board of Directors declared a cash dividend of 2.5 cents per share for the second quarter of 1998, payable on August 14, 1998, to shareholders of record on July 29, 1998. In April 1998, the Board of Directors declared the first dividend in the eleven-year history of the Company. It is the intention of the Board of Directors to pay regular quarterly dividends in 1998 of 2.5 cents per share, or ten cents per share on an annual basis.

Although the Board of Directors of the Company determines when dividends are paid on its common stock, there are statutory and regulatory limitations upon the extent to which dividends may be paid to a parent from an insurance subsidiary, including the restriction that an insurance company may only pay ordinary dividends out of unassigned funds (earned surplus). Approval by the Department of Commerce of the State of Minnesota is required for LifeUSA Insurance to pay dividends to the Company in any 12-month period in an amount exceeding the lesser of (i) 10 percent of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with the Minnesota insurance laws and regulations. LifeUSA Insurance paid $2.5 million in extraordinary dividends to the Company during the first quarter of 1998 and 1997, which were permitted by the Department of Commerce of the State of Minnesota.

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

The NAIC continues to consider changes to model laws based on innovative product designs. Nonforfeiture law discussions have been considering how to better support multiple benefit product designs, such as LifeUSA Insurance's two-tier annuities and universal life contracts with enhanced retirement benefits. LifeUSA Insurance has been able to successfully demonstrate the financial stability of such designs, which provide higher retirement benefits to consumers while decreasing disintermediation and solvency risks to LifeUSA Insurance.

As of June 30, 1998, the NAIC Life Insurance Illustration Model Regulation was effective in twenty-three states. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self supporting and not lapse supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. NAIC committees are also considering a new annuity illustration model regulation. It proposes to establish disclosure requirements, illustration formats and rules for identifying the supportability of illustrated benefits. LifeUSA Insurance is monitoring these developments, and no significant impact is anticipated at this time.

A new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products is also being considered by NAIC committees. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

Insurance laws also require LifeUSA Insurance to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may also examine LifeUSA Insurance business operations and financial statements at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA Insurance, normally at three-year intervals, on behalf of the states in which LifeUSA Insurance is licensed. During 1996, the Minnesota Department of Commerce conducted a triennial examination of LifeUSA Insurance for the three years ended December 31, 1995 and a report of Association Financial Examination was released June 30, 1998. The recommendations contained in the report were not material individually or in the aggregate to LifeUSA Insurance's business operations or financial statements.

LifeUSA Securities, as a registered broker and dealer in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of June 30, 1998, LifeUSA Securities' net capital exceeded the minimum required balance.

In June 1998, the A.M. Best Company upgraded the rating assigned to LifeUSA Insurance to A- (Excellent) from B++ (Very Good). The A-rating is assigned to companies which, in A.M. Best's opinion, have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. A- companies have a strong ability to meet their ongoing obligations to policyholders. According to A.M. Best, the upgrade reflects LifeUSA Insurance's innovative product portfolio and marketing ability, its extensive distribution system, its strong reinsurance relationships, and its ability to raise capital through its parent as demonstrated by the recent marketing and investment agreement with Allianz Life.

In May 1998, Moody's Investors Service (Moody's) upgraded the rating assigned to LifeUSA Insurance to A3 from Baa3. This rating falls within Moody's "Strong Companies" category. According to Moody's, the upgrade reflects the significant minority interest to be held by Allianz Life, as well as the enhanced marketing, reinsurance and strategic ties between the Company and Allianz Life.

In December 1996, Standard & Poor's (S&P) assigned LifeUSA Insurance an initial claims-paying ability rating of BBB+ (Adequate). S&P assigns the BBB+ rating to insurers which, in its opinion, offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. As a result of the agreement with Allianz Life, S&P is reexamining the rating assigned to LifeUSA Insurance.

INVESTMENTS. As of June 30, 1998, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.26 billion, including $7.6 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at June 30, 1998 (dollars in thousands):

                                                     Amortized       % of       Carrying       % of         Fair         % of
                                                       Cost          Total       Value         Total        Value        Total
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $   34,010       1.54%     $   34,010       1.51%     $   34,010       1.48%
Government Treasury and Agency notes and bonds          83,652       3.79          87,639       3.89          94,167       4.09
Taxable municipals                                       2,237        .10           2,237        .10           2,237        .10
Mortgage pass throughs                                  58,183       2.64          60,364       2.68          60,364       2.62
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                                  4,319        .20           4,319        .19           4,390        .19
     CMO -- PACs                                       612,263      27.73         616,402      27.33         633,513      27.51
     CMO -- ADs                                         22,985       1.04          22,985       1.02          23,930       1.04
     CMO -- TACs                                         8,766        .40           8,766        .39           9,539        .41
Investment grade corporate securities:
     AAA+ to AAA-                                       46,772       2.12          47,261       2.10          49,567       2.15
     AA+ to AA-                                        195,033       8.83         200,658       8.90         205,452       8.92
     A+ to A-                                          646,191      29.27         662,391      29.37         670,737      29.13
     BBB+ to BBB-                                      488,729      22.12         504,912      22.35         510,802      22.20
Non investment grade corporate securities                4,912        .22           3,758        .17           3,758        .16
                                                    ----------------------------------------------------------------------------
Total cash and invested assets                      $2,208,052     100.00%     $2,255,702     100.00%     $2,302,466     100.00%
                                                    ============================================================================

As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of June 30, 1998, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.95% and the weighted average yield on the assets backing liabilities was 7.30%. As of December 31, 1997, the weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.34%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $15.9 million during the first six months of 1998. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA Insurance expected policyholder liabilities. Consistent with LifeUSA Insurance asset and liability management practices, as of June 30, 1998, the effective duration of LifeUSA Insurance fixed income securities was 4.89 years, compared to 5.03 years as of December 31, 1997.

The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 62% at June 30, 1998. With each corporate security acquisition, LifeUSA Insurance external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's and S&P.

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

As of June 30, 1998, the Company held 42%, or $950.7 million, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

During the third quarter of 1997, the Company entered a securities lending program with the custodial bank of the Company's fixed maturity investment portfolio. Under this program, the Company has made available approximately 50% of its portfolio to be used in a pool of securities available for lending transactions; however, the Company anticipates that only 6% of its portfolio will be on loan at any point in time. The custodial bank provides the securities to borrowers in exchange for cash collateral of at least 102% of the daily market value of securities on loan. Since the Company retains effective control of all securities on loan, no accounting recognition of these transactions is required. Fees earned by the Company under the arrangement are reported with net investment income and are currently immaterial.

EQUITY. At June 30, 1998, the Company's shareholders' equity and book value per share were $278.3 million and $10.72, respectively, compared to $222.4 million and $9.77, respectively, at December 31, 1997. Excluding the effect of the net unrealized gain on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $267.1 million and $10.29, respectively, at June 30, 1998, compared to $214.3 million and $9.41, respectively, at December 31, 1997.

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

INSURANCE SEGMENT. The Insurance Segment develops fixed insurance products for LifeUSA Insurance and Allianz Life, cedes a portion of the business written by LifeUSA Insurance to reinsurers, assumes a portion of the Allianz/LUSA Business, manages the assets and liabilities for business retained or assumed by LifeUSA Insurance and administers all of the Allianz/LUSA Business.

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

REVENUES. Total revenues were $88.3 million and $91.9 million in second quarter 1998 and 1997, respectively, and $179.3 million and $170.6 million for the first six months of 1998 and 1997, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the increase are consistent with those previously discussed in the Results of Operations section.

EXPENSES. Total expenses were $81.3 million and $86.0 million in second quarter 1998 and 1997, respectively, and $165.3 million and $157.7 million for the first six months of 1998 and 1997, respectively. The decrease in total expenses of 5% for the second quarter is primarily attributable to the decrease in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the decrease in premium production. This factor is partially offset by an increase in interest credited to policyholder account values due to growth of annuities in force. The marketing fee, which decreased 23% from second quarter 1997, is calculated as a percentage of premium and will vary generally with the change in premium production which decreased 21% from second quarter 1997. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing service fee to change by greater or lesser amounts than the change in premium. The increase in total expenses of 5% for the first six months of 1998 compared to 1997 is primarily due to an increase in interest credited to policyholder account values due to growth of annuities in force.

OPERATING SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for the second quarter ended June 30, 1998 and 1997 (in thousands):

                                                                Insurance Segment                       Marketing Segment
                                                                                    Percent                               Percent
                                                           1998        1997         Change       1998          1997       Change
                                                        -----------------------------------    -----------------------------------
Revenues:
   Policyholder charges                                 $ 13,968    $ 12,853           9%      $    --    $     --           --%
   Net investment income                                  38,912      35,095          11            18          --          100
   Net realized gains on investments                         788          --         100            --          --           --
   Commissions and expense allowances, net                34,555      43,649         (21)           --          --           --
   Marketing fee                                              --          --          --        31,526      38,918          (19)
   Corporate fee                                              --          --          --            --          --           --
   Other                                                      35         262         (87)          738        (226)         427
                                                        -----------------------------------    -----------------------------------
       Total revenues                                     88,258      91,859          (4)       32,282      38,692          (17)

Expenses:
   Interest credited to policyholder account values       29,253      26,612          10            --          --           --
   Other benefits to policyholders                         5,660       5,569           2            --          --           --
   Amortization of deferred policy acquisition costs       8,442       7,448          13            --          --           --
   Commissions and marketing fee                          26,749      34,607         (23)       24,448      29,575          (17)
   Taxes, licenses and fees                                  902       1,363         (34)           --          --           --
   Operating expenses:
     Salaries and employee benefits                        3,752       3,933          (5)        1,872       1,440           30
     Data processing                                         905         810          12           373         295           26
     Printing and office supplies                            246         256          (4)          392         343           14
     Other                                                 5,418       5,400           0         3,056       3,033            1
                                                        -----------------------------------    -----------------------------------
       Total expenses                                     81,327      85,998          (5)       30,141      34,686           (13)
                                                        -----------------------------------    -----------------------------------

Income (loss) before income taxes                          6,931       5,861          18         2,141       4,006           (47)
Income taxes                                               2,433       2,342           4         1,004       1,536           (35)
                                                        -----------------------------------    -----------------------------------
Net income (loss)                                       $  4,498    $  3,519          28%      $ 1,137    $  2,470          (54%)
                                                        ===================================    ===================================

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

          Corporate Segment             Eliminating Entries(1)               Consolidated
                            Percent                                                         Percent
   1998         1997         Change       1998         1997          1998        1997        Change
-----------------------------------     ----------------------    ---------------------------------

$     --     $     --           --%     $     --     $     --     $ 13,968    $ 12,853           9%
     373          183          104            --           --       39,303      35,278          11
      --           --           --            --           --          788          --         100
      --           --           --            --           --       34,555      43,649         (21)
      --           --           --       (31,526)    $(38,918)          --          --          --
   2,103        2,379          (12)       (2,103)      (2,379)          --          --          --
     310           --          100            --           --        1,083          36       2,908
-----------------------------------     ----------------------    ---------------------------------
   2,786        2,562            9       (33,629)     (41,297)      89,697      91,816          (2)


      --           --           --            --           --       29,253      26,612          10
      --           --           --            --           --        5,660       5,569           2
      --           --           --            --           --        8,442       7,448          13
     196           --          100       (31,065)     (38,615)      20,328      25,567         (20)
      --           --           --            --           --          902       1,363         (34)

     920          794           16          (190)        (155)       6,354       6,012           6
      52           45           16           (20)         (10)       1,310       1,140          15
      47           74          (36)          (74)         (49)         611         624          (2)
   1,708        2,768          (38)       (2,280)      (2,468)       7,902       8,733         (10)
-----------------------------------     ----------------------    ----------------------------------
   2,923        3,681          (21)      (33,629)     (41,297)      80,762      83,068          (3)
-----------------------------------     ----------------------    ----------------------------------

    (137)      (1,119)          88            --           --        8,935       8,748           2
     (76)        (461)          84            --           --        3,361       3,417          (2)
-----------------------------------     ----------------------    ----------------------------------
$    (61)    $   (658)          91%     $     --     $     --     $  5,574    $  5,331           5%
===================================     ======================    ==================================

----------
(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the amortization of deferred policy acquisition costs is recorded as an expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above.

REVENUES. Total revenues were $32.3 million and $38.7 million in second quarter 1998 and 1997, respectively, and $67.6 million and $67.0 million for the first six months of 1998 and 1997, respectively. The decrease in total revenues of 17% for second quarter is primarily attributable to the decrease in the marketing fee which is based on premium and deposit production discussed previously. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation. The 1% increase in total revenues for the first six months is due to income associated from interests in FMOs. Premium and annuity deposit production for the first six months of 1998 is relatively consistent with the first six months of 1997, thus the marketing fee is also consistent.

OPERATING SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for the six months ended June 30, 1998 and 1997 (in thousands):

                                                                 Insurance Segment                     Marketing Segment
                                                                                   Percent                              Percent
                                                          1998        1997          Change      1998        1997         Change
                                                       -----------------------------------    ---------------------------------
Revenues:
   Policyholder charges                                 $ 27,034    $ 24,655          10%     $     --    $     --          --%
   Net investment income                                  77,134      69,217          11            27          --         100
   Net realized gains (losses) on investments                793       1,234         (36)           --          --          --
   Commissions and expense allowances, net                73,672      75,028          (2)         --            --          --
   Marketing fee                                              --          --          --        66,322      66,764          (1)
   Corporate fee                                              --          --          --            --          --          --
   Other                                                     651         422          54         1,266         245         417
                                                       -----------------------------------    ---------------------------------
       Total revenues                                    179,284     170,556           5        67,615      67,009           1

Expenses:
   Interest credited to policyholder account values       58,258      52,857          10            --          --          --
   Other benefits to policyholders                        11,804      10,468          13            --          --          --
   Amortization of deferred policy acquisition costs      15,952      14,029          14            --          --          --
   Commissions and marketing fee                          57,042      59,008          (3)       51,372      50,562           2
   Taxes, licenses and fees                                  796       1,932         (59)           --          --          --
   Operating expenses:
     Salaries and employee benefits                        7,569       7,793          (3)        3,795       2,833          34
     Data processing                                       1,823       1,593          14           773         595          30
     Printing and office supplies                            621         473          31           829         711          17
     Other                                                11,468       9,547          20         6,271       5,931           6
                                                       -----------------------------------    ---------------------------------
       Total expenses                                    165,333     157,700           5        63,040      60,632           4
                                                       -----------------------------------    ---------------------------------

Income (loss) before income taxes                         13,951      12,856           9         4,575       6,377         (28)
Income taxes                                               4,966       4,879           2         2,036       2,398         (15)
                                                       -----------------------------------    ---------------------------------
Net income (loss)                                       $  8,985    $  7,977          13%     $  2,539    $  3,979         (36%)
                                                       ===================================    ==================================

EXPENSES. Total expenses were $30.1 million and $34.7 million in second quarter 1998 and 1997, respectively, and $63.0 million and $60.6 million for the first six months of 1998 and 1997, respectively. The decrease in total expenses of 13% for the second quarter is primarily due to the 17% decrease in commissions incurred. Commissions decreased due to the decrease in premium and deposit production offset by a change in the mix of deferred annuity products sold and by the decline in collected first year life insurance premiums. The 4% increase in total expenses for the first six months of 1998 is primarily due to an increase in salaries and employee benefits.

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

        Corporate Segment               Eliminating Entries (1)              Consolidated
                           Percent                                                          Percent
  1998          1997        Change        1998         1997         1998         1997        Change
----------------------------------      ----------------------    ---------------------------------

$     --     $     --           --%     $     --     $     --     $ 27,034    $ 24,655          10%
     765          367          108            --           --       77,926      69,584          12
     (26)          --         (100)           --           --          767       1,234         (38)
      --           --           --            --           --       73,672      75,028          (2)
      --           --           --       (66,322)    $(66,764)          --          --          --
   4,361        4,231            3        (4,361)      (4,231)          --          --          --
     459           --          100            --           --        2,376         667         256
----------------------------------      ----------------------    ---------------------------------
   5,559        4,598           21       (70,683)     (70,995)     181,775     171,168           6


      --           --           --            --           --       58,258      52,857          10
      --           --           --            --           --       11,804      10,468          13
      --           --           --            --           --       15,952      14,029          14
     315           --          100       (65,493)     (66,029)      43,236      43,541          (1)
      --           --           --            --           --          796       1,932         (59)

   1,801        1,524           18          (341)        (311)      12,824      11,839           8
     102           88           16           (36)         (26)       2,662       2,250          18
     106          127          (17)         (137)        (106)       1,419       1,205          18
   3,204        5,264          (39)       (4,676)      (4,523)      16,267      16,219           0
----------------------------------      ----------------------    ---------------------------------
   5,528        7,003          (21)      (70,683)     (70,995)     163,218     154,340           6
----------------------------------      ----------------------    ---------------------------------

      31       (2,405)         101            --           --       18,557      16,828          10
     (28)        (925)          97            --           --        6,974       6,352          10
----------------------------------      ----------------------    ---------------------------------
$     59     $ (1,480)         104%     $     --       $   --     $ 11,583    $ 10,476          11%
==================================      ======================    =================================


REVENUES. Total revenues were $2.8 million and $2.6 million for second quarter 1998 and 1997, respectively, and $5.6 million and $4.6 million for the first six months of 1998 and 1997, respectively. The increase in total revenues of 9% for the second quarter and 21% for the first six months is primarily related to the increases in other revenues and net investment income. Other revenues consist primarily of LifeUSA Securities concession revenue on sales of security products. Sales have increased as LifeUSA Securities is now in its third year. Net investment income increased due to an increase in invested assets. The corporate fee is the most significant revenue item for the Corporate Segment and is directly related to the total revenues for the Insurance Segment and Marketing Segment. The decrease in the corporate fee of 12% for the second quarter of 1998 is consistent with the decrease in second quarter total revenues of the Insurance Segment and the Marketing Segment, and the increase in the corporate fee of 3% for the first six months of 1998 in consistent with the increase in total revenues of the Insurance Segment and the Marketing Segment for the first six months of 1998.

EXPENSES. Total expenses were $2.9 million and $3.7 million for second quarter 1998 and 1997, respectively, and $5.5 million and $7.0 million for the first six months of 1998 and 1997, respectively. The decrease of 21% for both the quarter and the first six months of 1998 is primarily attributable to the cost of a national advertising and sales campaign that was launched during first quarter of 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

An action similar to the lawsuit commenced against the Company in January 1998 by six annuity policyholders (see legal proceedings disclosed in the Annual Report to Shareholders and Form 10-K) was commenced by one annuity policyholder during the current quarter in New Jersey State Court. The Company has moved to transfer the case to Federal Court and expects that it will be consolidated with the January 1998 case. There have been no material developments in the other legal proceedings previously disclosed in the Annual Report to Shareholders and Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 14, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon at the meeting:

                                                                  Votes            Votes             Votes           Broker
                                                                    For        Abstained           Against         Non-Vote
                                                             ----------        ---------           -------         --------
1)     To elect the following persons as Directors:

       Hugh Alexander                                        22,114,660        1,113,031                --               --
       Jack H. Blaine                                        22,114,660        1,113,031                --               --
       Edward J. Bonach                                      22,114,660        1,113,031                --               --
       Margery G. Hughes                                     22,114,643        1,113,048                --               --
       Robert S. James                                       22,114,632        1,113,059                --               --
       Barbara J. Lautzenheiser                              22,114,631        1,113,060                --               --
       Robert W. MacDonald                                   22,114,660        1,113,031                --               --
       Daniel J. Rourke                                      22,114,660        1,113,031                --               --
       Ralph Strangis                                        22,114,660        1,113,031                --               --
       Donald J. Urban                                       22,114,660        1,113,031                --               --
       Mark A. Zesbaugh                                      22,114,660        1,113,031                --               --

2)     To increase the number of the Company's
       authorized shares of common stock, par
       value $.01 per share, by 15,000,000
       shares to 60,000,000 shares                           22,150,735           26,569         1,050,387               --



                                                                  Votes            Votes             Votes           Broker
                                                                    For        Abstained           Against         Non-Vote
                                                             ----------        ---------           -------         --------

3)     To increase the number of shares of the
       Company's Common Stock reserved for
       issuance under the Stock Option Plan by
       1,000,000 shares to 5,000,000 shares                  17,330,718           33,010         5,863,963               --

4)     To increase the number of shares of the
       Company's Common Stock reserved for
       issuance under the Director Option Plan
       by 100,000 shares to 200,000 shares and
       to extend the date to which options may
       be granted under the Plan to December 31, 2003        18,427,022           31,935         4,768,734               --

5)     To ratify the appointment of Ernst & Young LLP
       as the independent auditors for the
       Company for the year 1998                             23,189,607           20,126            17,958               --


ITEM 5.  OTHER INFORMATION

By an action of the Board of Directors effective August 5, 1998, the Board of Directors of the Company has adopted an amendment to the Company's bylaws, which amendment provides that no business shall be considered at an annual meeting of the shareholders except business identified (a) pursuant to the Company's Notice of Meeting, (b) by or at the direction of the Board of Directors, or (c) by any shareholder of the Company who (i) was a shareholder of record at the time of giving of the notice specified in clause (iii) below, (ii) is entitled to vote at the meeting, and (iii) gives notice of the matter, which must otherwise be a proper matter for shareholder action, in a writing received by the Secretary of the Company not less than 120 calendar days in advance of the date the Company's proxy statement and notice was released to shareholders in connection with the Company's previous year's annual shareholder meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

       (3)(ii) Amended and Restated Bylaws effective as of August 5, 1998 (electronic filing only)

       (11)     Statement of computation of per share earnings

       (27)     Financial data schedule (electronic filing only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Life USA HOLDING, INC.
                                         ---------------------------------
                                                     Registrant)



Date: August 13, 1998

                                              /s/ Mark A. Zesbaugh
                                         ---------------------------------
                                              Mark A. Zesbaugh
                                              Executive Vice President
                                              Chief Financial Officer