Form 10-Q
period 1998-09-30
LIFE USA HOLDING INC /MN/
filed 1998-11-12
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___X___ NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                    Outstanding at September 30, 1998
           -------------                ---------------------------------
      Common Stock,                                  25,299,546
      Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                 for the Third Quarter Ended September 30, 1998


                                    I N D E X
                                    ---------

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheet (Unaudited)
             September 30, 1998 and December 31, 1997.......................3-4

             Condensed Consolidated Statement of Income
             (Unaudited) Three months and nine months ended
             September 30, 1998 and September 30, 1997........................5

             Condensed Consolidated Statement of Cash Flows
             (Unaudited) Nine months ended September 30, 1998
             and September 30, 1997...........................................6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)....................................................7-8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................9-23

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations on Business Segments ....24-29

PART II.  OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................30
    Item 2.  Changes in Securities...........................................30
    Item 3.  Defaults Upon Senior Securities.................................30
    Item 4.  Submission of Matters to a Vote of Security Holders.............30
    Item 5.  Other Information...............................................30
    Item 6.  Exhibits and Reports on Form 8-K................................30

SIGNATURES: .................................................................31

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                                September 30,    December 31,
                                                                         1998            1997
                                                                -------------    ------------
ASSETS

Investments:

   Fixed maturity investments:

      Available for sale, at fair value (amortized cost:
         $934,738 at September 30, 1998 and $846,466 at
         December 31, 1997)                                      $ 1,005,227      $   882,159

      Held to maturity, at amortized cost (fair value:
         $1,339,418 at September 30, 1998 and $1,289,621 at
         December 31, 1997)                                        1,265,854        1,249,488

   Policy loans                                                       34,031           29,003
                                                                 -----------      -----------

      Total investments                                            2,305,112        2,160,650

Cash and cash equivalents                                             41,424           34,139

Accrued investment income                                             31,519           30,976

Future policy benefits recoverable and amounts due
   from reinsurers                                                 2,744,378        2,577,598

Deferred policy acquisition costs                                    200,665          215,097

Other assets                                                          61,970           44,314
                                                                 -----------      -----------

                                                                 $ 5,385,068      $ 5,062,774
                                                                 ===========      ===========

See accompanying notes.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                September 30,      December 31,
                                                                         1998              1997
                                                                -------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                       $  4,933,859       $  4,686,172
   Other policyholders' funds                                         14,530              9,208
   Amounts due reinsurers                                             44,305             38,403
   Accrued commissions to agents                                       7,855             11,583
   Taxes, licenses and fees payable                                    7,890              8,415
   Accounts payable                                                    4,211              5,323
   Long-term debt                                                     15,000              5,000
   Convertible subordinated debentures                                 6,015             36,030
   Deferred income taxes                                              21,592             16,513
   Other liabilities                                                  44,991             23,727
                                                                ------------       ------------

         Total liabilities                                         5,100,248          4,840,374

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
      shares authorized, none issued                                      --                 --
   Common stock, $.01 par value; 60,000,000
      shares authorized, 25,299,546 issued and
      outstanding (22,723,830 shares at December 31, 1997)               253                227
   Common stock to be issued, 24,621 shares
      (35,458 shares at December 31, l997)                               330                565
   Additional paid-in capital                                        151,577            108,372
   Notes receivable from stock sales                                  (4,266)            (7,477)
   Retained earnings                                                 120,162            112,564
   Accumulated other comprehensive income:
      Net unrealized gain on fixed
         maturity investments - available for sale                    16,764              8,149
                                                                ------------       ------------

      Total shareholders' equity                                     284,820            222,400
                                                                ------------       ------------

                                                                $  5,385,068       $  5,062,774
                                                                ============       ============

See accompanying notes.

                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three months ended September 30,     Nine months ended September 30,
                                                        --------------------------------     -------------------------------
                                                                  1998              1997              1998              1997
                                                          ------------      ------------      ------------      ------------
Revenues:
   Policyholder charges                                   $     13,930      $     12,535      $     40,964      $     37,191
   Net investment income                                        40,118            36,625           118,044           106,150
   Net realized gains on investments                                --             2,837               767             4,071
   Commissions and expense allowances, net                      34,213            54,471           107,885           129,499
   Other                                                           506               719             2,882             1,444
                                                          ------------      ------------      ------------      ------------

         Total revenues                                         88,767           107,187           270,542           278,355

Benefits and expenses:
   Interest credited to policyholder account values             29,592            27,691            87,850            80,548
   Other benefits to policyholders                               7,052             6,934            18,856            17,402
   Amortization of deferred policy acquisition costs             7,634             7,430            23,586            21,460
   Commissions                                                  20,509            33,301            63,745            76,842
   Taxes, licenses and fees                                        889             1,315             1,685             3,246
   Operating expenses                                           14,856            15,127            48,028            46,640
                                                          ------------      ------------      ------------      ------------

         Total benefits and expenses                            80,532            91,798           243,750           246,138
                                                          ------------      ------------      ------------      ------------

Income before income taxes                                       8,235            15,389            26,792            32,217

Income taxes                                                     3,067             5,761            10,041            12,113
                                                          ------------      ------------      ------------      ------------

Net income                                                $      5,168      $      9,628      $     16,751      $     20,104
                                                          ============      ============      ============      ============

Basic earnings per common share                           $        .20      $        .44      $        .65      $        .93
                                                          ============      ============      ============      ============

Diluted earnings per common share                         $        .20      $        .38      $        .63      $        .84
                                                          ============      ============      ============      ============

Number of shares used in per share calculation:
   Basic                                                    25,841,369        21,866,505        25,854,890        21,590,961
   Diluted                                                  26,347,913        25,643,160        26,732,995        24,717,676


See accompanying notes.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                       1998            1997
                                                                 ----------      ----------
Cash flows from operating activities:
   Net income                                                    $   16,751      $   20,104
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Accretion of discount on investments, net                   (4,458)         (1,995)
         Net realized gains on investments                             (767)         (4,071)
         Policy acquisition costs deferred                          (30,563)        (33,997)
         Amortization of deferred policy acquisition costs           23,586          21,460
         Other changes                                               18,601          19,042
                                                                 ----------      ----------
Net cash provided by operating activities                            23,150          20,543

Cash flows from investing activities:
  Fixed maturity investments-available for sale:
      Purchases                                                    (131,505)       (151,969)
      Proceeds from sales                                            25,789         154,957
      Proceeds from maturities and principal payments
         on mortgage-backed securities                               18,226          11,717
   Fixed maturity investments-held to maturity:
      Purchases                                                     (77,751)       (192,083)
      Proceeds from sales                                            10,785              --
      Proceeds from maturities and principal payments
         on mortgage-backed securities                               55,113          13,429
   Investments in and loans to field marketing organizations        (11,100)         (7,983)
                                                                 ----------      ----------
Net cash used in investing activities                              (110,443)       (171,932)

Cash flows from financing activities:
   Receipts from universal life and investment products             219,299         263,973
   Withdrawals on universal life and investment products           (241,191)       (189,384)
   Interest credited to policyholder account values                  87,850          80,548
   Change in deferred liability and reserves                         16,265          14,701
   Proceeds from line of credit                                      10,000           5,000
   Proceeds from exercise of stock options                            5,351           6,247
   Proceeds from common stock issuance to Allianz Life               10,000              --
   Repurchase of common stock                                       (13,988)             --
   Other financing activities                                           992           6,329
                                                                 ----------      ----------
Net cash provided by financing activities                            94,578         187,414
                                                                 ----------      ----------
Net increase in cash and cash equivalents                             7,285          36,025
Cash and cash equivalents at beginning of the period                 34,139          20,989
                                                                 ----------      ----------
Cash and cash equivalents at end of the period                   $   41,424      $   57,014
                                                                 ==========      ==========

See accompanying notes.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at September 30, 1998 and the related condensed consolidated statements of income and cash flows for the three months and nine months ended September 30, 1998 and 1997, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1997 is derived from the audited balance sheet as of that date.

2. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1997 consolidated financial statements.

4. The net unrealized gain on fixed maturity investments - available for sale included in shareholders' equity consists of the following:

                                                   September 30,   December 31,
                                                            1998           1997
                                                   -------------   ------------

         Gross unrealized gain on fixed maturity
           investments - available for sale        $    70,489     $    35,693

         Adjustments for:
         Deferred tax liability                        (25,100)        (12,835)
         Deferred policy acquisition costs             (44,038)        (22,629)
         Deferred tax asset                             15,413           7,920
                                                   -----------     -----------

         Net unrealized gain on fixed maturity
           investments - available for sale        $    16,764     $     8,149
                                                   ===========     ===========

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the options owned by the Company, used as hedges against changes in the fair value of specified assets or liabilities. This statement is required to be adopted in years beginning after September 15, 1999. The Company has not yet determined the impact of the new statement.

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

7. The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allow Allianz Life to acquire up to 35% of the outstanding common stock of the Company over the next five years. In February 1998, Allianz Life Insurance Company of North America (Allianz Life) converted the $30 million debenture it purchased from the Company in 1995. In order to complete the conversion, the Company issued Allianz Life 2.43 million shares of common stock at a conversion price of $12.34 per share. In August 1998, Allianz Life acquired 406,092 shares of the Company's common stock for $10 million.

8. In June 1998, a fixed maturity investment classified as held to maturity was sold with an amortized cost of $10 million. The realized gain on this sale was not significant. The sale of this fixed maturity investment was due to significant deterioration in the issuer's creditworthiness as indicated by downgrades by Standard & Poor's and Moody's Investor Services just prior to the sale.

9. In July 1998, the Company announced that its Board of Directors authorized a program to repurchase up to four million shares of its common stock through periodic purchases in the marketplace. As of September 30, 1998,
     1.3 million shares have been repurchased by the Company at an average price of $12.36 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA Insurance), LifeUSA Marketing, Inc. (LifeUSA Marketing), LifeUSA Securities, Inc. (LifeUSA Securities) and LTCAmerica Holding, Inc. (LTCAmerica) should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

LifeUSA Insurance sells and reinsures a variety of innovative life insurance and annuity products which offer long-term retirement benefits to consumers who seek protection against outliving their financial resources. These products are serviced by home office staff and sold by a national marketing and distribution system comprised of Field Marketing Organizations (FMOs) with independent agents.

LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national FMOs. In April 1998, LifeUSA Marketing acquired a 40% minority interest in Signature Financial Services, Inc. (SFS), a national life insurance and annuity marketing company that has an agent base of over 7,500 agents. As a result of the transaction, SFS has become a national FMO for LifeUSA Insurance. In March 1998, LifeUSA Marketing acquired a 50% interest in Life Sales LLC, a national life insurance and annuity marketing company that has represented LifeUSA Insurance for ten years and operates with an agent base of over 12,000 agents. Life Sales LLC accounted for 13% of total production in 1997. LifeUSA Marketing currently owns an equity interest in seven FMOs.

LifeUSA Securities is a retail broker-dealer which distributes a full range of securities products, including a wide array of established mutual funds and variable life insurance and annuity contracts, and processes general securities transactions.

In April 1998, the Company purchased a 40% minority interest in Windsor Financial Group, LLC (Windsor), a Minneapolis-based investment management firm. Windsor manages $3.6 billion of assets for financial institutions, foundations, retirement plans and high net worth individuals, including $1.9 billion of LifeUSA Insurance's portfolio.

In July 1998, the Company formed its fourth wholly-owned subsidiary, LTCAmerica. LTCAmerica will seek to purchase, as a subsidiary, either an existing long-term care insurance company or a shell insurance company that will underwrite and issue long-term care products.

Management has organized the Company into three business segments in order to focus on the distinct functional revenue and expense characteristics associated with the activities performed by each. The segments include: Insurance, Marketing and Corporate. Management's Discussion and Analysis of Business Segments, which follows on page 24, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations of each segment.

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

The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allow Allianz Life to acquire up to 35% of the outstanding common stock of the Company over the next five years and extend the marketing agreement between the two companies to December 31, 2000.

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

The following table shows LifeUSA Insurance life insurance and annuity in force information at September 30, 1998 and December 31, 1997 (in millions):

                                        September 30, 1998    December 31, 1997
                                        ------------------    -----------------
     Life insurance account values:
        All policies (1)                            $325.5              $ 299.1
        Direct and assumed business (2)              279.4                257.0
        Net of reinsurance (3)                       108.8                 99.3

     Life insurance face amounts:
        All policies (1)                           7,785.3              7,997.5
        Direct and assumed business (2)            6,736.6              6,931.7
        Net of reinsurance (3)                     2,329.0              2,277.7

     Annuity account values:
        All policies (1)                           5,674.9              5,518.4
        Direct and assumed business (2)            4,013.8              3,916.6
        Net of reinsurance (3)                     1,801.5              1,781.1

-----------------------------------------

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

RESULTS OF OPERATIONS

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including the Allianz/LUSA Business, were $245.1 million and $432.0 million in the third quarter of 1998 and 1997, respectively, a decrease of 43%. Total collected premiums and deposits were $786.5 million and $986.6 million for the first nine months of 1998 and 1997, respectively, a decrease of 20%. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable quarters (in thousands):

                                                                           Three months ended         Nine months ended
                                                                                September 30,             September 30,
                                                                       ----------------------    ----------------------
                                                                            1998         1997         1998         1997
                                                                       ---------    ---------    ---------    ---------
Collected Premiums and Deposits (1):
   LifeUSA Insurance:
      Life:
         First year                                                    $   1,354    $   1,809    $   4,329    $   6,231
         Single and renewal                                               12,822       13,017       39,308       39,218
                                                                       ---------    ---------    ---------    ---------
            Total Life                                                    14,176       14,826       43,637       45,449
      Annuities                                                          129,891      275,726      415,344      510,235
                                                                       ---------    ---------    ---------    ---------
            Total LifeUSA Insurance collected premiums and deposits      144,067      290,552      458,981      555,684
   Allianz Life:
      Life:
         First year                                                          319          525        1,164        1,677
         Single and renewal                                                3,734        3,721       11,509       11,264
                                                                       ---------    ---------    ---------    ---------
            Total Life                                                     4,053        4,246       12,673       12,941
      Annuities                                                           97,018      137,189      314,817      417,970
                                                                       ---------    ---------    ---------    ---------
            Total Allianz Life collected premiums and deposits           101,071      141,435      327,490      430,911
                                                                       ---------    ---------    ---------    ---------
Total collected premiums and deposits                                  $ 245,138    $ 431,987    $ 786,471    $ 986,595
                                                                       =========    =========    =========    =========

-----------------------------------------

(1)  Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

                                                                                   Three months ended         Nine months ended
                                                                                        September 30,             September 30,
                                                                               ----------------------    ----------------------
                                                                                    1998         1997         1998         1997
                                                                               ---------    ---------    ---------    ---------
Premiums and Deposits Not Retained or Assumed (2):
     LifeUSA Insurance:
         Life:
            First year                                                         $     872    $   1,356    $   3,042    $   4,674
            Single and renewal                                                     8,489        8,495       25,979       25,415
                                                                               ---------    ---------    ---------    ---------
                 Total Life                                                        9,361        9,851       29,021       30,089
         Annuities                                                                90,618      205,355      297,193      376,316
                                                                               ---------    ---------    ---------    ---------
                 Total LifeUSA Insurance premiums and deposits not retained       99,979      215,206      326,214      406,405
     Allianz Life:
         Life:
            First year                                                               239          394          874        1,258
            Single and renewal                                                     2,273        2,215        6,948        6,628
                                                                               ---------    ---------    ---------    ---------
                 Total Life                                                        2,512        2,609        7,822        7,886
         Annuities                                                                72,030      101,697      233,136      308,331
                                                                               ---------    ---------    ---------    ---------
            Total Allianz Life premiums and deposits not assumed                  74,542      104,306      240,958      316,217
                                                                               ---------    ---------    ---------    ---------
Total collected premiums and deposits not retained or assumed                  $ 174,521    $ 319,512    $ 567,172    $ 722,622
                                                                               =========    =========    =========    =========


Retained or Assumed Premiums and Deposits (3):
     LifeUSA Insurance:
         Life:
            First year                                                         $     482    $     453    $   1,287    $   1,557
            Single and renewal                                                     4,333        4,522       13,329       13,803
                                                                               ---------    ---------    ---------    ---------
                 Total Life                                                        4,815        4,975       14,616       15,360
         Annuities                                                                39,273       70,371      118,151      133,919
                                                                               ---------    ---------    ---------    ---------
                 Total LifeUSA Insurance retained premiums and deposits           44,088       75,346      132,767      149,279
     Allianz Life:
         Life:
            First year                                                                80          131          290          419
            Single and renewal                                                     1,461        1,506        4,561        4,636
                                                                               ---------    ---------    ---------    ---------
                 Total Life                                                        1,541        1,637        4,851        5,055
         Annuities                                                                24,988       35,492       81,681      109,639
                                                                               ---------    ---------    ---------    ---------
                 Total Allianz Life assumed premiums and deposits                 26,529       37,129       86,532      114,694
                                                                               ---------    ---------    ---------    ---------
Total retained or assumed premiums and deposits                                $  70,617    $ 112,475    $ 219,299    $ 263,973
                                                                               =========    =========    =========    =========

-----------------------------------------

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

REVENUES. Total revenues were $88.8 million and $107.2 million in the third quarter of 1998 and 1997, respectively. The decrease in total revenues of 17% was primarily due to the decrease in net commissions and expense allowances associated with decreased production of business not retained or assumed. This factor was offset by the increase in net investment income generated by the growth of annuities in force and invested assets. For the first nine months of 1998 and 1997, total revenues were $270.5 million and $278.4 million, respectively. This 3% decrease in total revenues for the first nine months is consistent with the factors mentioned for the third quarter. The discussion which follows gives a line-by-line comparison of revenues for the three and nine months ended September 30, 1998 and 1997. See also the Business Segments section which follows for additional analysis of the results of operations.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, increased 11%, or $1.4 million, in the third quarter of 1998 compared to the third quarter of 1997, and 10%, or $3.8 million, in the first nine months of 1998 compared to the first nine months of 1997, reflecting the growth in and maturity of LifeUSA Insurance's net retained account values in force.

Increases in net investment income of 10%, or $3.5 million, in the third quarter of 1998 and 11%, or $11.9 million, for the first nine months are primarily attributable to an increase in invested assets (fixed maturity investments and cash and cash equivalents) to $2.31 billion at September 30, 1998 from $2.12 billion at September 30, 1997, which was partially offset by the reduction in yield on investments. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.24% at September 30, 1998, compared to 7.32% at September 30, 1997.

Net realized gains on investments (excluding gains/losses on fixed assets) had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three and nine months ended September 30, 1998 and 1997 (dollars in thousands, except per share amounts):

                                                          Three months ended       Nine months ended
                                                               September 30,           September 30,
                                                        --------------------    --------------------
                                                            1998        1997        1998        1997
                                                        --------    --------    --------    --------
Net realized gains on investments                       $     --    $  2,837    $    838    $  4,071
Increase in:
   Amortization of deferred policy acquisition costs          --       1,313         334       1,765
   Other benefits to policyholders                            --       1,051         237       1,375
                                                        --------    --------    --------    --------
Income before income taxes                                    --         473         267         931
Income taxes                                                  --         172         101         337
                                                        --------    --------    --------    --------
Net income                                              $     --    $    301    $    166    $    594
                                                        ========    ========    ========    ========

Earnings per share                                      $     --    $    .01    $    .01    $    .02
                                                        ========    ========    ========    ========

Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on the Allianz/LUSA Business decreased 37%, or $20.3 million, in the third quarter of 1998, and 17%, or $21.6 million for the first nine months of 1998. The decreases are consistent with the decreases in total collected premiums and deposits discussed previously and with the decline in collected first year life insurance premiums, both of which were partially offset by changes in the mix of deferred annuity products sold.

The following table shows the amounts of net commissions and expense allowances for the three and nine months ended September 30, 1998 and 1997 (in thousands):

                                          Three months ended September 30,    Nine months ended September 30,
                                          --------------------------------    -------------------------------
                                                       1998           1997                1998           1997
                                                 ----------     ----------          ----------     ----------
   LifeUSA Insurance:
      Life:
         First year                              $    1,069     $    1,709          $    3,776     $    5,621
         Single and renewal                           1,355          1,375               4,163          4,129
                                                 ----------     ----------          ----------     ----------
            Total Life                                2,424          3,084               7,939          9,750
      Annuities                                      15,496         30,216              48,520         57,110
                                                 ----------     ----------          ----------     ----------
   Total LifeUSA Insurance                           17,920         33,300              56,459         66,860

   Allianz Life:
      Life:
         First year                                     336            497               1,257          1,666
         Single and renewal                             512            523               1,586          1,594
                                                 ----------     ----------          ----------     ----------
            Total Life                                  848          1,020               2,843          3,260
      Annuities                                      15,610         20,385              49,066         60,092
                                                 ----------     ----------          ----------     ----------
   Total Allianz Life                                16,458         21,405              51,909         63,352

Lapse policy chargebacks                               (165)          (234)               (483)          (713)
                                                 ----------     ----------          ----------     ----------

Total commissions and expense allowances, net    $   34,213     $   54,471          $  107,885     $  129,499
                                                 ==========     ==========          ==========     ==========

-----------------------------------------

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

BENEFITS AND EXPENSES. Total benefits and expenses were $80.5 million and $91.8 million in the third quarter of 1998 and 1997, respectively. This decrease of 12% for third quarter was primarily due to a decrease in commission expenses partially offset by the growth in annuities in force. Total benefits and expenses were $243.8 million and $246.1 million for the first nine months of 1998 and 1997, respectively. This decrease of 1% for the first nine months is consistent with the factors mentioned for the third quarter. The following discussion gives a line-by-line comparison of benefits and expenses for the third quarter ended September 30, 1998 and 1997. See also the Business Segments section which follows for additional analysis of the results of operations.

Increases in interest credited to policyholder account values of 7%, or $1.9 million, and 9%, or $7.3 million in the third quarter and first nine months of 1998, respectively, reflect the growth in annuities in force. The increases in other benefits to policyholders of 2%, or $118,000, for third quarter 1998 reflects increased surrenders and growth in and maturity of in force business. These factors were partially offset by a decrease in reserves for index related benefits on policies in force. The increase of 8%, or $1.5 million, for the first nine months reflect increased surrenders and growth in and maturity of in force business. See note 5 in the Notes to Condensed Consolidated Financial Statements for further information related to accounting for index related benefits.

Amortization of deferred policy acquisition costs increased 3%, or $204,000, in the third quarter of 1998 as compared to the third quarter of 1997 and 10%, or $2.1 million, for the first nine months of 1998 compared to the first nine months of 1997. The third quarter and nine month increases reflect an increase in gross profits due to a growing, more mature block of in force business with slightly increased surrenders. Utilizing the actual policy experience and appropriate assumptions for future periods, models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents decreased 38%, or $12.8 million, in the third quarter of 1998 compared to the third quarter of 1997 and 17%, or $13.1 million, for the first nine months of 1998 compared to 1997. The decreases are consistent with the decreases in total collected premiums and deposits discussed previously and with the decline in collected first year life insurance premiums, both of which were partially offset by changes in the mix of deferred annuity products sold.

Taxes, licenses and fees decreased 32%, or $426,000, in the third quarter of 1998 compared to the third quarter of 1997 and 48%, or $1.6 million, for the first nine months of 1998 compared to 1997. The decreases were primarily due to a reduction in guaranty fund assessments accrued and the decrease in premium production.

Operating expenses decreased 2%, or $271,000, in the third quarter of 1998 compared to the third quarter of 1997. The decrease is due primarily to a decrease in interest expense as a result of Allianz Life converting the $30 million debenture in February of 1998, partially offset by the growth of LifeUSA Insurance's annuity in force business. Operating expenses increased 3%, or $1.4 million, for the first nine months of 1998 compared to 1997. This increase was primarily due to the growth of LifeUSA Insurance's annuity in force business, partially offset by a significant amount of the 1997 national advertising campaign that was incurred in the second quarter of 1997.

Income taxes were $3.1 million and $5.8 million in the third quarter of 1998 and 1997, respectively. For the first nine months, income taxes decreased 17%, or $2.1 million, in 1998 compared to 1997. The effective income tax rates for the first nine months of 1998 and 1997 were 37.5% and 37.6%, respectively.

NET INCOME. Net income was $5.2 million in the third quarter of 1998 and $9.6 million in the third quarter of 1997, which represents an decrease of 46%. Diluted earnings per share were $.20 in the third quarter of 1998 compared to $.38 in the third quarter of 1997, which represents a decrease of 47%. Net income was $16.8 million and $20.1 million ($.63 and $.84 diluted earnings per share) for the first nine months of 1998 and 1997, respectively.

The following table summarizes the operating highlights for the three and nine months ended September 30, 1998 and 1997 (in thousands, except per share amounts):

                                                                              Three months ended September 30,
                                                                    ---------------------------------------------------
                                                                              1998                       1997
                                                                    -----------------------     -----------------------
                                                                      Income         EPS         Income          EPS
                                                                    ---------     ---------     ---------     ---------
Consolidated net income and diluted earnings per share              $   5,168     $     .20     $   9,628     $     .38

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                       --            --          (301)         (.01)
   Charges for state guaranty fund assessments                             12           .00           102           .00
   Tax liability for prior years' activity                                 39           .00            --            --
                                                                    ---------     ---------     ---------     ---------

Consolidated net operating income and diluted earnings per share        5,219           .20         9,429           .37

Impact of expenses associated with 1997 national
  advertising campaign                                                     --           --             39           .00
                                                                    ---------     ---------     ---------     ---------

Consolidated net operating income and diluted earnings per share excluding impact of expenses associated with national
  advertising campaign                                              $   5,219     $     .20     $   9,468     $     .37
                                                                    =========     =========     =========     =========

                                                                              Nine months ended September 30,
                                                                              1998                       1997
                                                                    -----------------------     -----------------------
                                                                      Income         EPS         Income          EPS
                                                                    ---------     ---------     ---------     ---------

Consolidated net income and diluted earnings per share              $  16,751     $     .63     $  20,104     $     .84

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                     (166)         (.01)         (594)         (.02)
   Charges (credits) for state guaranty fund assessments                 (656)         (.02)           46           .00
   Tax liability for prior years' activity                                 71           .00           700           .03
                                                                    ---------     ---------     ---------     ---------

Consolidated net operating income and diluted earnings per share       16,000           .60        20,256           .85

Impact of expenses associated with 1997 national
  advertising campaign                                                     --            --         1,993           .08
                                                                    ---------     ---------     ---------     ---------

Consolidated net operating income and diluted earnings per share excluding impact of expenses associated with national
  advertising campaign                                              $  16,000     $     .60     $  22,249     $     .93
                                                                    =========     =========     =========     =========

-----------------------------------------

(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders, (ii) charges (credits) for state guaranty fund assessments and (iii) tax liability for prior years' activity.

LIQUIDITY AND CAPITAL RESOURCES

Through September 1998, the Company's primary available sources of cash were:

*    service fees received by the Company for the Allianz/LUSA Business
*    management fees from LifeUSA Insurance
*    interest earned on invested assets
* the first semi-annual installment of $10 million received from Allianz in August 1998
*    dividend of $2.5 million paid by LifeUSA Insurance in the first quarter of
     1998
*    issuance of shares upon exercise of common stock options
* $3.0 million in proceeds from shares purchased by Allianz Life upon exercise of its preemptive rights
* a $50 million long-term line of credit from its Reinsurers, Employers and Republic-Vanguard

In September 1998, the Company borrowed $10 million under its line of credit to increase the total outstanding balance to $15 million. A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide reimbursement through 1998, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations.

The extended marketing relationship with Allianz Life and related infusion of $100 million in capital over the next five years, along with the $50 million line of credit from the Reinsurers, provides sufficient capital to fund the Company's needs. Effective April 1, 1998 and in accordance with the agreement with Allianz Life, Allianz Life, either as a direct writer or reinsurer, has the right to retain 37.5% of the new life insurance and annuity business produced by the Company's agents, up from 25% under the previous marketing agreement. Also, effective April 1, 1998, LifeUSA Insurance increased the retention of its annuity business from 25 to 30% and its life insurance business from 25 to 50%.

In July 1998, the Company announced that its Board of Directors authorized a program to repurchase up to four million shares of its common stock through periodic purchases in the marketplace. The shares to be repurchased represent approximately 15% of the Company's 26.0 million shares outstanding. As of September 30, 1998, 1.3 million shares have been repurchased by the Company at an average price of $12.36 per share. Repurchased shares will be deemed to be outstanding shares for purposes of calculating the 35% of the outstanding common stock of the Company to be acquired over the next five years by Allianz Life.

The Company's cash needs consist of:

* operating expenses, including expenses in connection with efforts to increase the production of LifeUSA Insurance's existing agents and expand the size of the LifeUSA Insurance field force
* capital contributions to LifeUSA Marketing for investments in and additional purchase payments to marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance and Allianz Life
*    commission advances to agents
*    repayments of borrowings under the line of credit
* potential contributions to LifeUSA Securities to ensure compliance with NASD capital requirements
*    quarterly dividends to shareholders of record
*    authorized repurchases of its common stock

* potential contributions to LTCAmerica to purchase an existing long-term care insurance company or a "shell" insurance company and commence operations
* capital contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios

Management believes that the available sources of cash will provide sufficient capital resources to support the capital needs of LifeUSA Insurance and meet all the Company's cash needs in the ordinary course of business during the next twelve months, based on currently anticipated life insurance and annuity sales, expected levels of net retention and acceptable reinsurance agreements.

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

LifeUSA Insurance had statutory net income of $17.0 million during the first nine months of 1998 compared to $11.9 million during the first nine months of 1997. As of September 30, 1998, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $117.9 million compared to $103.7 million at December 31, 1997. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1998 primarily through statutory profits on its maturing block of retained in force business. Effective April 1, 1998, LifeUSA Insurance increased the retention of its annuity business from 25 to 30% and its life insurance business from 25 to 50%. The changes in the retention levels did not produce a significant impact on statutory capital in the third quarter.

In October 1998, the Company announced that its Board of Directors declared a cash dividend of 2.5 cents per share for the third quarter of 1998, payable on November 13, 1998, to shareholders of record as of October 28, 1998. The Company declared similar dividends in the first and second quarters of 1998. It is the intention of the Board of Directors to pay regular quarterly dividends in 1998 of 2.5 cents per share, or ten cents per share on an annual basis.

Although the Board of Directors of the Company determines when dividends are paid on its common stock, there are statutory and regulatory limitations upon the extent to which dividends may be paid to a parent from an insurance subsidiary, including the restriction that an insurance company may only pay ordinary dividends out of unassigned funds (earned surplus). Approval by the Department of Commerce of the State of Minnesota is required for LifeUSA Insurance to pay dividends to the Company in any 12-month period in an amount exceeding the lesser of (i) 10 percent of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with Minnesota insurance laws and regulations. LifeUSA Insurance paid $2.5 million in extraordinary dividends to the Company during the first quarter of 1998 and 1997, which were permitted by the Department of Commerce of the State of Minnesota.

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

As of September 30, 1998, the NAIC Life Insurance Illustration Model Regulation was effective in twenty-four states. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self supporting and not lapse supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. NAIC committees are also considering a new annuity disclosure model regulation. The NAIC committee will meet in December and intends to determine if development should proceed for annuity illustrations on supportability testing rules and format requirements. LifeUSA Insurance is monitoring these developments, and no significant impact is anticipated at this time.

NAIC committees are considering a new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

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

LifeUSA Securities, as a registered broker and dealer in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of September 30, 1998, LifeUSA Securities' net capital exceeded the minimum required balance.

In June 1998, the A.M. Best Company upgraded the rating assigned to LifeUSA Insurance to A- (Excellent) from B++ (Very Good). The A- rating is assigned to companies which, in A.M. Best's opinion, have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. A- companies have a strong ability to meet their ongoing obligations to policyholders. According to A.M. Best, the upgrade reflects LifeUSA Insurance's innovative product portfolio and marketing ability, its extensive distribution system, its strong reinsurance relationships, and its ability to raise capital through its parent as demonstrated by the recent marketing and investment agreement with Allianz Life.

In May 1998, Moody's Investors Service (Moody's) upgraded the rating assigned to LifeUSA Insurance to A3 from Baa3. This rating falls within Moody's "Strong Companies" category. According to Moody's, the upgrade reflects the significant minority interest to be held by Allianz Life, as well as the enhanced marketing, reinsurance and strategic ties between the Company and Allianz Life.

In August 1998, Standard & Poor's (S&P) affirmed LifeUSA Insurance's initial claims-paying ability rating of BBB+ (Adequate). S&P assigns the BBB+ rating to insurers which, in its opinion, offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions.

YEAR 2000 UPDATE

GENERAL. A comprehensive analysis of the Year 2000 (Y2K) issue was completed in 1997. The analysis set out a plan for compliance of all Company information systems and significant non-computer devices to ensure they will accurately process date data from the twentieth and into the twenty-first centuries. The project also includes identification of key vendors and obtaining certification that their key systems are Y2K compliant. Because the Company has only been operating since 1987, significant systems were already Y2K compliant. Total cost of the project was estimated at $500,000. At the end of third quarter, incurred costs totaled $537,000 with final costs expected to be approximately $650,000, including upgrading of operating systems, development tools and desktop applications.

SYSTEMS. The Company's mainframe, local area network and voicemail systems are all Y2K compliant. Full scale production level system testing was completed in September 1998. These tests covered every functional component of the software and tested conditions through the first quarter of 2001. The machine environment and application software executed as expected into 2001. Complete documentation of each test has been compiled and will be archived.

Full scale production level system testing for each of the personal computer based applications was completed in September 1998. These tests covered every functional component of software and tested conditions through the first quarter of 2001. Complete documentation of each test has been compiled and will be archived. The personal computer based applications executed as expected into year 2001. The annuity and disbursement system is being modified to be Y2K compliant with testing of changes to be completed by the end of fourth quarter 1998. During the normal course of business the Company is upgrading its financial accounting system and policy assembly system.

The financial accounting system is being upgraded to a system that provides more functionality. This system is Y2K compliant and installation is expected by the end of first quarter 1999. In addition, LifeUSA Insurance is automating its policy assembly function during the first quarter of 1999, to Y2K compliant systems.

All key software vendors have now released compliant versions of their software. All personal computers and non-computer hardware are or will be Y2K compliant by June 1999.

ONGOING ACTIVITY. A compliance letter for certification has been sent to all key vendors, and follow-up will continue throughout the remainder of 1998 and into 1999, as appropriate. Testing of data exchange with key external business partners continues for purposes of date compliance. Contingency planning continues to address the noncompliance by vendors. At this time, contingency planning does not apply to key vendors who are already Y2K compliant or have certified dates at the end of 1998 or into 1999, when compliance is anticipated.

SUMMARY. The Company is aware of no Y2K compliance issues at this time that will negatively impact the key business processes of the Company or its affiliated companies. All Y2K compliance plan activities are scheduled to be completed by June 1999.

INVESTMENTS. As of September 30, 1998, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.31 billion, including $7.8 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at September 30, 1998 (dollars in thousands):

                                                 Amortized     % of          Carrying       % of           Fair         % of
                                                   Cost        Total           Value        Total          Value        Total
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                       $   41,424        1.85%     $   41,424         1.79%     $   41,424        1.74%
Government Treasury and Agency notes and bonds      84,511        3.77          90,263         3.90          99,468        4.17
Taxable municipals                                   8,302         .37           8,650          .37           8,779         .37
Mortgage pass throughs                              55,222        2.46          58,381         2.52          58,381        2.45
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                              2,785         .12           2,785          .12           2,884         .12
     CMO -- PACs                                   618,889       27.60         625,950        27.07         650,201       27.25
     CMO -- ADs                                     22,066         .98          22,066          .95          23,374         .98
     CMO -- TACs                                     7,914         .35           7,914          .34           8,689         .36
Investment grade corporate securities:
     AAA+ to AAA-                                   56,920        2.54          58,106         2.51          61,460        2.58
     AA+ to AA-                                    199,807        8.91         206,730         8.94         214,897        9.01
     A+ to A-                                      625,530       27.90         650,034        28.11         668,610       28.02
     BBB+ to BBB-                                  513,732       22.93         536,893        23.24         544,595       22.81
Non investment grade corporate securities            4,914         .22           3,309          .14           3,309         .14
                                                --------------------------------------------------------------------------------

Total cash and invested assets                  $2,242,016      100.00%     $2,312,505       100.00%     $2,386,071      100.00%
                                                ================================================================================

As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of September 30, 1998, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.93% and the weighted average yield on the assets backing liabilities was 7.28%. As of December 31, 1997, the weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.34%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $21.0 million during the first nine months of 1998. The investment portfolio is managed primarily by allocating new cash flows into investments which have yield, maturity and other characteristics suitable for LifeUSA Insurance expected policyholder liabilities. Consistent with LifeUSA Insurance asset and liability management practices, as of September 30, 1998, the effective duration of LifeUSA Insurance fixed income securities was 4.57 years, compared to 5.03 years as of December 31, 1997.

The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 62% at September 30, 1998. With each corporate security acquisition, LifeUSA Insurance external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's and S&P.

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

As of September 30, 1998, the Company held 44%, or $1.01 billion, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any foreseeable cash flow needs. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. The Company's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

EQUITY. At September 30, 1998, the Company's shareholders' equity and book value per share were $284.8 million and $11.25, respectively, compared to $222.4 million and $9.77, respectively, at December 31, 1997. Excluding the effect of the net unrealized gain on fixed maturity investments - available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $268.1 million and $10.58, respectively, at September 30, 1998, compared to $214.3 million and $9.41, respectively, at December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              ON BUSINESS SEGMENTS

Management has organized the Company into three business segments in order to focus on the distinct functional activities performed by each. The Insurance Segment focuses on the administration, asset/liability management and reinsurance of fixed insurance products. The Marketing Segment focuses its efforts on the field force used to distribute fixed insurance products and the management of investments in marketing subsidiaries. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities because the results of operations of LifeUSA Securities are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion which follows. Management continues to analyze the proper allocation of identifiable assets and liabilities to the business segments.

INSURANCE SEGMENT. The Insurance Segment develops fixed insurance products for LifeUSA Insurance and Allianz Life, cedes a portion of the business written by LifeUSA Insurance to reinsurers and assumes a portion of the Allianz/LUSA Business. The Insurance Segment manages the assets and liabilities for business retained or assumed by LifeUSA Insurance and administers all of the LifeUSA Insurance and Allianz/LUSA Business.

The Insurance Segment's primary revenue sources are net investment income, net commissions and expense allowances and policyholder charges. The Insurance Segment's primary expenses are interest credited to policyholder account values, other benefits to policyholders, amortization of deferred policy acquisition costs, intersegment marketing fees paid to the Marketing Segment for the production of LifeUSA Insurance and Allianz/LUSA Business and operating expenses. The Insurance Segment's profitability is derived from its ability to effectively manage the assets and liabilities retained or assumed by LifeUSA Insurance and manage the operating expenses incurred to administer all of the business produced.

REVENUES. Total revenues were $87.7 million and $106.6 million in third quarter 1998 and 1997, respectively, and $267.0 million and $277.2 million for the first nine months of 1998 and 1997, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the decreases are consistent with those previously discussed in the Company's Results of Operations section.

EXPENSES. Total expenses were $81.0 million and $97.8 million in third quarter 1998 and 1997, respectively, and $246.3 million and $255.5 million for the first nine months of 1998 and 1997, respectively. The decrease in total expenses of 17% for the third quarter is primarily attributable to the decrease in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the decrease in premium production. This factor is partially offset by an increase in interest credited to policyholder account values due to growth of annuities in force. The marketing fee, which decreased 40% from third quarter 1997, is calculated as a percentage of premium and will vary generally with the change in premium production which decreased 43% from third quarter 1997. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing service fee to change by greater or lesser amounts than the change in premium. The decrease in total expenses of 4% for the first nine months of 1998 compared to 1997 is consistent with the reasons mentioned for the decrease in the third quarter.

BUSINESS SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for the third quarter ended September 30, 1998 and 1997 (in thousands):

                                                                  Insurance Segment                     Marketing Segment
                                                                                   Percent                                Percent
                                                          1998           1997       Change        1998          1997       Change
                                                       ------------------------------------    -----------------------------------
Revenues:
   Policyholder charges                                $  13,930      $  12,535         11%    $      --     $      --         --%
   Net investment income                                  39,814         36,432          9             2            --        100
   Net realized gains on investments                          --          2,837       (100)           --            --         --
   Commissions and expense allowances, net                34,213         54,471        (37)           --            --         --
   Marketing fee                                              --             --         --        31,152        50,757        (39)
   Corporate fee                                              --             --         --            --            --         --
   Other                                                    (226)           372       (161)          401           347         16
                                                       ------------------------------------    -----------------------------------
         Total revenues                                   87,731        106,647        (18)       31,555        51,104        (38)

Expenses:
   Interest credited to policyholder account values       29,592         27,691          7            --            --         --
   Other benefits to policyholders                         7,052          6,934          2            --            --         --
   Amortization of deferred policy acquisition costs       7,634          7,430          3            --            --         --
   Commissions and marketing fee                          26,166         43,501        (40)       24,836        40,079        (38)
   Taxes, licenses and fees                                  889          1,315        (32)           --            --         --
   Operating expenses:
      Salaries and employee benefits                       3,731          3,931         (5)        1,890         1,625         16
      Data processing                                        931            846         10           391           337         16
      Printing and office supplies                           116            208        (44)          298           382        (22)
      Other                                                4,876          5,968        (18)        2,926         3,164         (8)
                                                       ------------------------------------    -----------------------------------
         Total expenses                                   80,987         97,824        (17)       30,341        45,587        (33)
                                                       ------------------------------------    -----------------------------------

Income before income taxes                                 6,744          8,823        (24)        1,214         5,517        (78)
Income taxes                                               2,542          3,179        (20)          441         2,196        (80)
                                                       ------------------------------------    -----------------------------------
Net income                                             $   4,202      $   5,644        (26%)   $     773     $   3,321        (77%)
                                                       ====================================    ===================================

MARKETING SEGMENT. The Marketing Segment provides all services related to the recruitment of agents and FMOs, support of agents contracted to sell LifeUSA Insurance, Allianz/LUSA Business and Allianz Life long-term care products and incentive programs to increase production. The Marketing Segment also manages all acquisitions of and investments in field marketing organizations.

The Marketing Segment's primary revenue source is the intersegment marketing fee assessed to the Insurance Segment for the production of LifeUSA Insurance, Allianz/LUSA Business and Allianz Life long-term care premiums and deposits. This fee is calculated as a percentage of the premiums and deposits produced with varying rates for life insurance and annuity production and for first year, single and renewal premium and deposits. The amount assessed is comparable to commissions earned by large national FMOs performing similar services. The Marketing Segment's profitability is derived from its ability to manage commissions and operating costs.

           Corporate Segment                Eliminating Entries (1)                  Consolidated
                             Percent                                                                 Percent
    1998         1997         Change          1998           1997           1998          1997        Change
-------------------------------------      -------------------------     ------------------------------------
$      --     $      --           --%      $      --      $      --      $  13,930     $  12,535          11%
      302           193           56              --             --         40,118        36,625          10
       --            --           --              --             --             --         2,837        (100)
       --            --           --              --             --         34,213        54,471         (37)
       --            --           --         (31,152)     $ (50,757)            --            --          --
    2,075         3,026          (31)         (2,075)        (3,026)            --            --          --
      331            --          100              --             --            506           719         (30)
-------------------------------------      -------------------------     ------------------------------------
    2,708         3,219          (16)        (33,227)       (53,783)        88,767       107,187         (17)


       --            --           --              --             --         29,592        27,691           7
       --            --           --              --             --          7,052         6,934           2
       --            --           --              --             --          7,634         7,430           3
      208            --          100         (30,701)       (50,279)        20,509        33,301         (38)
       --            --           --              --             --            889         1,315         (32)

      958           868           10            (196)          (191)         6,383         6,233           2
       66            47           40             (21)           (19)         1,367         1,211          13
        8           (34)         124             (59)           (70)           363           486         (25)
    1,191         1,289           (8)         (2,250)        (3,224)         6,743         7,197          (6)
-------------------------------------      -------------------------     ------------------------------------
    2,431         2,170           12         (33,227)       (53,783)        80,532        91,798         (12)
-------------------------------------      -------------------------     ------------------------------------

      277         1,049          (74)             --             --          8,235        15,389         (46)
       84           386          (78)             --             --          3,067         5,761         (47)
-------------------------------------      -------------------------     ------------------------------------
$     193     $     663          (71%)     $      --      $      --      $   5,168     $   9,628         (46%)
=====================================      =========================     =====================================


-----------------------------------------

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

REVENUES. Total revenues were $31.6 million and $51.1 million in third quarter 1998 and 1997, respectively, and $99.2 million and $118.1 million for the first nine months of 1998 and 1997, respectively. The decrease in total revenues of 38% for third quarter and 16% for the first nine months is primarily attributable to the decrease in the marketing fee which is based on premium and deposit production discussed previously. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation.

BUSINESS SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                                Insurance Segment                       Marketing Segment
                                                                                  Percent                                  Percent
                                                        1998          1997         Change        1998          1997         Change
                                                     -------------------------------------    -------------------------------------
Revenues:
   Policyholder charges                              $  40,964     $  37,191          10%     $      --     $      --          --%
   Net investment income                               116,948       105,591          11             29            --         100
   Net realized gains (losses) on investments              793         4,071         (81)            --            --          --
   Commissions and expense allowances, net             107,885       129,499         (17)            --            --          --
   Marketing fee                                            --            --          --         97,474       117,521         (17)
   Corporate fee                                            --            --          --             --            --          --
   Other                                                   425           852         (50)         1,667           592         182
                                                     -------------------------------------    -------------------------------------
         Total revenues                                267,015       277,204          (4)        99,170       118,113         (16)

Expenses:
   Interest credited to policyholder account values     87,850        80,548           9             --            --          --
   Other benefits to policyholders                      18,856        17,402           8             --            --          --
   Amortization of deferred policy acquisition costs    23,586        21,460          10             --            --          --
   Commissions and marketing fee                        83,209       102,508         (19)        76,207        90,641         (16)
   Taxes, licenses and fees                              1,685         3,246         (48)            --            --          --
   Operating expenses:
      Salaries and employee benefits                    11,300        11,724          (4)         5,686         4,459          28
      Data processing                                    2,754         2,439          13          1,164           932          25
      Printing and office supplies                         737           681           8          1,127         1,093           3
      Other                                             16,343        15,515           5          9,197         9,095           1
                                                     -------------------------------------    -------------------------------------
         Total expenses                                246,320       255,523          (4)        93,381       106,220         (12)
                                                     -------------------------------------    -------------------------------------

Income (loss) before income taxes                       20,695        21,681          (5)         5,789        11,893         (51)
Income taxes                                             7,508         8,058          (7)         2,477         4,594         (46)
                                                     -------------------------------------    -------------------------------------
Net income (loss)                                    $  13,187     $  13,623          (3%)    $   3,312     $   7,299         (55%)
                                                     =====================================    =====================================

EXPENSES. Total expenses were $30.3 million and $45.6 million in third quarter 1998 and 1997, respectively, and $93.4 million and $106.2 million for the first nine months of 1998 and 1997, respectively. The decrease in total expenses of 33% for the third quarter is primarily due to the 38% decrease in commissions incurred. Commissions decreased due to the decrease in premium and deposit production offset by a change in the mix of deferred annuity products sold and by the decline in collected first year life insurance premiums. The 12% decrease in total expenses for the first nine months of 1998 is primarily due to a 16% decrease in commissions incurred.

CORPORATE SEGMENT. The Corporate Segment provides strategic direction for the Company and its various business segments and includes the operations of LifeUSA Securities because the results of LifeUSA Securities are not yet material and do not warrant separate disclosure. The Corporate Segment charges a fee to all other segments based on the revenues of those individual segments. The Corporate Segment retains expenses of an enterprise-wide nature, such as the 1997 national advertising campaign.

             Corporate Segment                 Eliminating Entries (1)                  Consolidated
                                Percent                                                                   Percent
    1998          1997           Change          1998           1997           1998          1997          Change
----------------------------------------      -------------------------     --------------------------------------
$      --      $      --            --%       $      --      $      --      $  40,964     $  37,191            10%
    1,067            559             84              --             --        118,044       106,150            11
      (26)            --           (100)             --             --            767         4,071           (81)
       --             --             --              --             --        107,885       129,499           (17)
       --             --             --         (97,474)     $(117,521)            --            --            --
    6,436          7,257            (11)         (6,436)        (7,257)            --            --            --
      790             --            100              --             --          2,882         1,444           100
----------------------------------------      -------------------------     --------------------------------------
    8,267          7,816              6        (103,910)      (124,778)       270,542       278,355            (3)


       --             --             --              --             --         87,850        80,548             9
       --             --             --              --             --         18,856        17,402             8
       --             --             --              --             --         23,586        21,460            10
      523             --            100         (96,194)      (116,307)        63,745        76,842           (17)
       --             --             --              --             --          1,685         3,246           (48)

    2,759          2,392             15            (537)          (503)        19,208        18,072             6
      168            135             24             (57)           (46)         4,029         3,460            16
      114             93             23            (196)          (175)         1,782         1,692             5
    4,395          6,553            (33)         (6,926)        (7,747)        23,009        23,416            (2)
----------------------------------------      -------------------------     --------------------------------------
    7,959          9,173            (13)       (103,910)      (124,778)       243,750       246,138            (1)
----------------------------------------      -------------------------     --------------------------------------

      308         (1,357)           123              --             --         26,792        32,217           (17)
       56           (539)           110              --             --         10,041        12,113           (19)
----------------------------------------      -------------------------     --------------------------------------
$     252      $    (818)           131%      $      --      $      --      $  16,751     $  20,104           (17%)
========================================      =========================     ======================================

REVENUES. Total revenues were $2.7 million and $3.2 million for third quarter 1998 and 1997, respectively, and $8.3 million and $7.8 million for the first nine months of 1998 and 1997, respectively. The decrease in total revenues of 16% for the third quarter is due to the decrease in the corporate fee partially offset by an increase in other revenues. The corporate fee decrease is due to a decrease in third quarter revenues of the Marketing and Insurance Segments. The increase in other revenues is due to LifeUSA Securities concession revenue on sales of security products. Sales have increased as LifeUSA Securities is now in its third year. The 6% increase in total revenues for the first nine months of 1998 is due to an increase in net investment income and other revenues partially offset by the decrease in the corporate fee. Net investment income increased due to an increase in invested assets. Explanations for changes in other revenues and the corporate fee are consistent with those mentioned for the third quarter.

EXPENSES. Total expenses were $2.4 million and $2.2 million for third quarter 1998 and 1997, respectively, and $8.0 million and $9.2 million for the first nine months of 1998 and 1997, respectively. The increase of 12% for the third quarter is primarily due to an increase in commissions from LifeUSA Securities' increased sales mentioned above. The decrease of 13% for the first nine months of 1998 is primarily attributable to the cost of a national advertising and sales campaign that was launched during first quarter of 1997 partially offset by the increase in commissions incurred from LifeUSA Securities.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously disclosed in the Annual Report to Shareholders and Form 10-K and in the Form 10-Q for the period ended June 30, 1998.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     (10) Amendment No. 1, dated January 30, 1998, to the Stock Purchase Agreement entered into as of January 13, 1998 between the Company and Allianz Life. (electronic filing only)

          Amendment No. 2, dated July 15, 1998, to the Stock Purchase Agreement entered into as of January 13, 1998 between the Company and Allianz Life. (electronic filing only)

     (11) Statement of computation of per share earnings

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



Date: November 12, 1998

                                                     /s/ Mark A. Zesbaugh
                                                --------------------------------
                                                     Mark A. Zesbaugh
                                                     Executive Vice President
                                                     Chief Financial Officer