Form 10-K
period 1998-12-31
LIFE USA HOLDING INC /MN/
filed 1999-03-22
CIK 832989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, l998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report to Shareholders and Form 10-K or any amendment to this Annual Report to Shareholders and Form 10-K. [ ]

The aggregate market value of the voting stock (17,603,796 shares) held by non-affiliates of the registrant as of February 12, 1999 was $201,387,426.

The number of shares outstanding of the issuer's classes of common stock as of February 12, l999:

Common stock, $.01 Par Value - 17,603,796 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual shareholders meeting to be held April 13, 1999 are incorporated by reference into Part III.

                CONTENTS


                                        PAGE
                                       -----

 Financial Summary ...................   1
 Letter to Shareholders ..............   2
 Selected Consolidated Financial and
  Operating Data .....................   6
 General .............................   8
 Management's Discussion & Analysis --
  Consolidated .......................  16
 Management's Discussion & Analysis --
  Segment Reporting ..................  29
 Consolidated Financial Statements and
  Notes ..............................  36
 Form 10-K and other corporate
  information ........................  65
 Topical cross-reference .............  65



ABOUT THE COMPANY

Life USA Holding, Inc. is a national financial services holding and marketing company with $5.46 billion in consolidated assets and three wholly-owned subsidiaries. LifeUSA Insurance Company, its largest and most significant wholly-owned subsidiary, is licensed to write and sell life insurance and several forms of annuities, and is represented by over 140 marketing organizations and 70,000 independent agents nationwide. LifeUSA Marketing, Inc. conducts a variety of marketing activities, including acquiring equity interests in independent marketing organizations. LifeUSA Securities, Inc. is a retail broker-dealer that distributes a full range of securities products, including non-proprietary mutual funds, variable life insurance and annuity contracts, and processes general securities transactions. Life USA Holding, Inc. common stock trades on The Nasdaq Stock Market under the symbol LUSA.



HIGHLIGHTS OF 1998

o    Consolidated total revenues were $362.6 million.

o    Consolidated net income was $21.9 million.

o    Collected premiums and deposits (including business produced for Allianz
     Life) were $1.06 billion.

o    Consolidated assets increased to $5.46 billion at December 31, 1998.

o    LifeUSA Insurance Company's A.M. Best rating was upgraded to A-
     (Excellent).

o LifeUSA Insurance Company's Moody's Investors Service rating was upgraded to A3 (Strong).

o Agreement announced in January 1998 with Allianz Life to invest $100 million in LifeUSA over five years.

o    LTCAmerica Holding, Inc. was formed in July 1998.

o LifeUSA Marketing, Inc. acquired minority interests in Life Sales LLC in March 1998 and Signature Financial Services, Inc. in April 1998.

o Life USA Holding, Inc. acquired a minority interest in Windsor Financial Group, LLC in April 1998.

o    LifeUSA Marketing, Inc. recruited over 20,000 new agents.

o Life USA Holding, Inc. paid dividends of 2.5 cents per share to shareholders in the second, third and fourth quarters of 1998.

o In July 1998, the Company announced that its Board of Directors authorized a program to repurchase up to four million shares of its common stock through periodic purchases in the marketplace.

o LifeUSA Insurance ranked fourth in sales of equity-indexed annuity products.

                                                               FINANCIAL SUMMARY

                               FINANCIAL SUMMARY




                                                                                              PERCENT
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1998              1997           CHANGE
----------------------------------------------------   ---------------   ---------------   ------------
Consolidated Results of Operations
 Revenues ..........................................    $    362,648      $    369,903          (2)%
 Net income ........................................          21,907            26,978         (19)
 Net operating income ..............................          20,782            26,078         (20)
Consolidated Financial Position
 Total assets ......................................    $  5,458,719      $  5,062,774           8%
 Invested assets ...................................       2,301,333         2,165,786           6
 Debt ..............................................          20,898            41,030         (49)
 Shareholders' equity (excluding SFAS 115) .........         266,551           214,251          24
Financial Ratios
 Return on invested assets .........................             .95%             1.25%         --
 Return on equity (excluding SFAS 115) .............            8.22%            12.59%         --
 Debt to equity (excluding SFAS 115) ...............            7.84%            19.15%         --
Per Share Data
 Diluted net income per share ......................    $        .83       $      1.11         (25)%
 Diluted net operating income per share ............             .79              1.07         (26)
 Book value (excluding SFAS 115) ...................           10.76              9.41          14
 Adjusted weighted-average shares ..................      26,426,291        25,160,437           5
 Shares issued, outstanding and to be issued .......      24,776,517        22,759,288           9
Share price
 High
   1st Quarter .....................................    $     17.56       $     11.88
   2nd Quarter .....................................          17.00             14.25
   3rd Quarter .....................................          14.00             17.25
   4th Quarter .....................................          13.75             18.00
 Low
   1st Quarter .....................................          12.50              9.00
   2nd Quarter .....................................          11.13              9.13
   3rd Quarter .....................................          10.75             13.75
   4th Quarter .....................................           9.50             16.00



[BAR CHARTS]

TOTAL REVENUES     NET INCOME     INVESTED ASSETS     PREMIUM & DEPOSITS
$ MILLIONS         $ MILLIONS     $ BILLIONS          $ BILLIONS

94   206           94   14        94   1.2            94   0.9
95   273           95   19        95   1.8            95   1.0
96   317           96   23        96   1.9            96   1.1
97   370           97   27        97   2.2            97   1.3
98   363           98   22        98   2.3            98   1.1



BOOK VALUE PER SHARE
(EXCLUDING SFAS 115)
DOLLARS

94   6.14
95   7.09
96   8.07
97   9.41
98  10.76
                                       1
                                                          Life USA Holding, Inc.

LETTER TO SHAREHOLDERS

                            LETTER TO SHAREHOLDERS


     It may be a stretch to suggest that a year in which both sales and net income declined was a good year, but let me try. Of course, no one involved in the management of Life USA (the Company) is ever satisfied with disappointing financial results. And, despite our best efforts, the cold truth is that in 1998 consolidated net income declined 19% to $21.9 million or $.83 per share, compared to $27.0 million or $1.11 per share for 1997. The principal reason for the reduced earnings was an 18% decline in 1998 collected premiums to $1.06 billion in 1998 from $1.29 billion in 1997.

     Actually, net income would have been reduced even more had it not been for the extraordinary efforts of our president and chief operating officer, Maggie Hughes, the senior management of the company and the dedicated home office owners who worked diligently and successfully to control expenses. In 1998, consolidated operating expenses increased only 2% to $63.6 million, compared to $62.4 million for 1997. Total consolidated expenses increased minimally in 1998 to $327.5 million, from $326.8 million in 1997.

     What then, you may ask, occurred during 1998 to offset the weak financial results, and make the year a success? Well, there were a number of accomplishments that we believe will have a decided impact on future results.

     First of all, the collected premium results of 1998 should not be discounted. In the worst possible environment for the sale of traditional fixed annuities, the coordinated efforts of our field force, marketing company and the entire home office support staff resulted in over $1 billion of new premium. That is a remarkable accomplishment, especially in light of projections that total industry production for fixed annuities declined 30% in 1998.

     The year got off to a good start with the announcement in January 1998 of an enhanced relationship with Allianz Life Insurance Company of North America (Allianz Life). In exchange for the extension of the marketing, administration and reinsurance relationship with the Company, Allianz Life agreed to provide the Company with a sequentially timed equity placement (STEP) of $100 million. Every six months, over a five-year period, Allianz Life will provide the Company with $10 million of fresh capital. This will be accomplished either by the purchase of newly issued common stock or a convertible debenture. In either case, the terms of purchase are quite favorable to the Company. The transaction with Allianz Life is important in that it assures the Company of a reliable source of capital to support future growth.

     During 1998, the A.M. Best Company increased the rating of LifeUSA Insurance Company (LifeUSA Insurance) from B++ to A-, and Moody's Investment Services upgraded its rating of LifeUSA Insurance from Baa3 to A3. The enhanced ratings for the company offer concrete evidence of growing financial maturity and stability.

     During 1998, a record total of 20,752 new independent agents were contracted with LifeUSA Insurance. As these agents become familiar with LifeUSA Insurance's products and services, they form a basis for future premium growth. With over 70,000 agents under contract, LifeUSA Insurance has one of the most extensive agent distribution systems in the industry. In addition, during 1998, LifeUSA Marketing made equity investments in two major national marketing groups. The investments made in agent marketing companies are designed to increase current production and assure continued access to the production for years to come.

     On the financial side, 1998 was the year in which the Company declared the first shareholder dividend of 2.5 cents per quarter, and the board of directors authorized the company to repurchase up to four million shares of the Company's common stock. With the cost of capital at less than 5% and shares trading well below what the company believes to be the fair value of the stock, it was advantageous to existing shareholders to repurchase the Company's stock on the open market. At the end of 1998, a total of 1.8 million shares had been repurchased.

     Probably the most significant activities of 1998 revolved around product development. Over the past few years, as interest rates declined to historic lows and the stock market rose to historic highs, many financial analysts discounted the Company as a mono-line product (fixed annuities) company that would have a difficult time growing. For the most part, the criticism was valid and recognized by management. At the time, there


Life USA Holding, Inc.
                                       2

                                                          LETTER TO SHAREHOLDERS

were two choices: change the product mix by developing variable annuity and life insurance products or maintain the current product mix and attempt to offset a shrinking fixed annuity market by expanding market share.

     Not willing to commit the capital and resources required to develop the manufacturing, administrative and distribution capabilities needed to enter the variable market (dominated by the largest companies) as a Johnny-come-lately, management opted for the second option. While hoping (praying) to see the environment for the sale of fixed annuities improve, management set out to expand the Company's share of a shrinking market. The strategy required aggressive recruiting of agents and investments in national marketing organizations. To a point, the strategy was successful. For the past four years, as other fixed annuity providers have either exited the market or experienced significant de-growth, the Company has "held its own," producing over $1 billion of premium each year. But, we seek to do more than "hold our own."

     With that in mind, LifeUSA Insurance has developed a series of products that we believe will be attractive, even in an environment of low interest rates and a robust stock market. Make no mistake, these products are fixed annuities, but they are structured in a way to allow the annuity holder to enhance the value of the annuity by participating in a portion of the growth in the S&P 500 Index. This is accomplished with the use of "options" in the S&P Index. Since these are still fixed annuities with principal and interest rates guaranteed, the policyholder is spared the normal downside risk associated with equity investments.

     While these products, under the generic name of "equity-indexed" annuities, have been on the market for a number of years, LifeUSA Insurance intends to introduce a new generation of products in 1999. The new products are designed to be aggressors in the marketplace, taking business away from the equity market.

     In 1998, the sale of equity-indexed products accounted for over 30% of total LifeUSA Insurance sales. In terms of premium production of equity-indexed products, LifeUSA Insurance ranks among the top five companies in the industry. Using the new products as the primary weapons, LifeUSA Insurance intends to take equity-indexed annuities to a new level in 1999, both in terms of benefits offered the consumer and total production. The goal is to become the industry leader in equity-indexed annuities.

     The new type of equity-indexed product developed by LifeUSA Insurance is the PowerHouse. The PowerHouse has the advantage of combining all the most popular features of various equity-indexed annuities into one product. In addition, LifeUSA Insurance will be the first company to take the concept of indexing and apply it to the payouts received by the annuitant. Now the annuitant will have the option to participate in the growth of the S&P 500 Index, even while receiving benefits from the annuity.

     To meet the growing needs of those retiring now, LifeUSA Insurance has developed an innovative single-premium, immediate annuity. The product, called WealthCare, offers three benefits not available from any other single-premium, immediate annuity. Those benefits are a death benefit, annual payouts indexed to the S&P 500 Index (with no downside risk) and an increase in benefits should the annuitant become sick or disabled prior to death. With the new equity-indexed products and the unique innovations applied to them, LifeUSA Insurance becomes an even more potent force in the annuity market and now will be able to compete heads-up against variable products.

     No longer can LifeUSA Insurance be considered a mono-line annuity product company. While equity-indexed products are certainly not investments per se, as are variable annuities, such products are designed to compete effectively in a low interest rate, rising stock market environment. Equity-indexed products also offer the advantage of being less costly to administer (they use the same system as traditional fixed annuities), and since agents are not required to have a securities license to sell the product, the company can use the existing distribution system. The broad distribution system of LifeUSA Insurance gives the company a tremendous advantage in marketing equity-indexed products.

     The Company is now well-positioned for any market. Should the market for traditional fixed annuities reverse itself and begin to grow, the Company is ready to be an industry leader. If the current interest rate and investment environment continues, the Company can compete effectively. The addition of the single-premium immediate annuity should also help capture the ever-growing flow of retirement funds. Our estimate is that the equity-indexed family of products could account for as much as 50% of total premium in 1999 and gives some reason to be optimistic that our efforts will result in increased total sales.


                                       3
                                                          Life USA Holding, Inc.

LETTER TO SHAREHOLDERS

     Annuities were not the only area of product development for LifeUSA Insurance. In order to put some life into life sales, an exciting new concept in life insurance was developed. The new product is called LifeFund and it truly is an innovation in life insurance. With traditional life insurance, there is always a "fund" of money available to the insured. The only problem is that the insured has to die for his beneficiaries to access the fund. That was great when people died young, but that was 100 years ago. We all know there are catastrophes other than death that can impact the financial stability of a family. Events such as heart attack, stroke, disabling accident and cancer can threaten the very life of the family, even if the event is not life threatening. LifeFund is a new type of life insurance that meets the needs of the consumer by making all or part of the fund available to the insured -- at the time of occurrence, not just at death. We believe LifeFund will be well received by regulators, consumers and agents. LifeFund can be the catalyst for increased life insurance sales.

     New products were not the only areas of development for the Company during 1998. After getting off to a rocky start, LifeUSA Securities has been stabilized by the addition of stronger marketing and administrative management, as well as a strengthening staff. We do not anticipate that LifeUSA Securities will be profitable in 1999, but we do expect to make important progress, especially in expanding the base of registered representatives. LifeUSA Securities seeks to position itself as the broker-dealer of choice for the independent insurance agent who is also registered to sell securities. This approach is in tune with, and provides support to, the total distribution system of LifeUSA Insurance.

     The other new development for the Company in 1998 was planning for the entrance into the long-term care market. But, the Company is not looking to just dabble in the long-term care market. Our objective is to be a dominant player in the long-term care market within five years.

     Most experts agree that providing financing for the long-term care of an aging population is the growth market for the insurance industry. As long as the government gets out of the way, the companies that provide a solution to the impending crisis in long-term care financing will be well rewarded. The Company is going to make an effort to be one of those companies.

     To accomplish our end, LTCAmerica Holding, Inc. (LTCAmerica) has been formed as a subsidiary of LifeUSA Insurance. Established as an independent company, LTCAmerica will be able to focus and concentrate on becoming a leader in the long-term care market. LTCAmerica has been structured in the "shadow" image of the Company, including the expectation that common stock ownership will be offered to the employees, agents and marketing organizations working to build the company. The concept of agent and employee ownership worked well with the Company, and we believe it will work even better with LTCAmerica.

     What is important to understand about the private market for long-term care is that it is still quite small and immature. There is no doubt that the need to finance long-term care offers tremendous potential; the risk is whether or not the potential emerges in a way for private insurance companies to participate.

     One thing is certain, the success of LTCAmerica will not be determined by how much of the current long-term care market can be captured. It is too small to be worth the effort. No, the key to success for LTCAmerica will be found in its ability to expand the market for the sale of long-term care insurance. This can only be accomplished by encouraging agents who have never sold the product to do so. To achieve this goal, two things are needed: favorable access to an extensive distribution system of agents and new products that are easier to understand and sell.

     With access to the 70,000 agents of the LifeUSA Insurance distribution system, LTCAmerica is in a unique position to leverage the first requirement for success. To meet the second need, LTCAmerica is currently in the process of developing a totally new approach to long-term care insurance. When these two elements are combined, we believe that LTCAmerica will be positioned to be a leading player in the long-term care market.

     Despite the decline in sales and income in 1998, the Company continued to build value. A review of the numbers following this letter will highlight increases in consolidated assets, shareholder equity and book value. Hopefully, as a Life USA shareholder, you will be encouraged by the actions we have taken to assure the steady, long-term growth and success of our company. Sometimes it's difficult to be a long-term company


Life USA Holding, Inc.
                                       4

                                                          LETTER TO SHAREHOLDERS

in a short-term world, but we are confident that the course we have chosen will return equitable and competitive long-term benefits to our policyholders, as well as substantial long-term returns to our shareholders. We believe the efforts and accomplishments of 1998 moved our company closer to our goals.

     Please accept my thanks for your continued support of Life USA, and I offer a special thanks to all of those associated with Life USA and our affiliated companies, who have worked so diligently to assure the continued success of our company.


/s/ Robert W. MacDonald

Robert W. MacDonald
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Life USA Holding, Inc.
CHIEF EXECUTIVE OFFICER
LifeUSA Insurance Company

                                       5
                                                          Life USA Holding, Inc.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

S              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



AS OF AND FOR THE YEAR ENDED DECEMBER 31                                                 1998
---------------------------------------------------------------------------------   --------------
Consolidated results of operations:
 Revenues .......................................................................    $   362,648
 Net income .....................................................................         21,907
 Adjustments to arrive at net operating income(1):
   Net realized gains on investments ............................................           (167)
   Charges (credits) for state guaranty fund assessments ........................         (1,068)
   Changes in tax liability for prior years' activity ...........................            110
                                                                                     -----------
 Net operating income(1) ........................................................         20,782
Per share data:
 Adjusted weighted-average shares ...............................................     26,426,291
 Convertible subordinated debenture interest addback, net of tax ................    $        85
 Net income .....................................................................           0.83
 Net operating income(1) ........................................................           0.79
Consolidated financial position:
 Assets .........................................................................    $ 5,458,719
 Invested assets (fixed maturity investments and cash and cash equivalents) .....      2,301,333
 Debt (convertible subordinated debentures and line of credit) ..................         20,898
 Shareholders' equity:
   As reported ..................................................................        279,985
   Excluding SFAS No. 115 .......................................................        266,551
Common stock data:
 Shares issued and outstanding and to be issued .................................     24,776,517
 Book value per share:
   As reported ..................................................................    $     11.30
   Excluding SFAS No. 115 .......................................................          10.76
 Cash dividends declared per share ..............................................           0.08
 Closing price ..................................................................          12.88
Financial ratios and other data:
 Return on invested assets--net income ..........................................           0.95%
 Return on invested assets--net operating income(1) .............................           0.90%
 Return on equity--net income:
   As reported ..................................................................           7.82%
   Excluding SFAS No. 115 .......................................................           8.22%
 Return on equity--net operating income(1):
   As reported ..................................................................           7.42%
   Excluding SFAS No. 115 .......................................................           7.80%
 Debt to equity:
   As reported ..................................................................           7.46%
   Excluding SFAS No. 115 .......................................................           7.84%
 Closing price to net income per share (P/E ratio) ..............................          15.5x
 Closing price to net operating income per share(1) .............................          16.3x
 Closing price to book value per share:
   As reported ..................................................................           1.14x
   Excluding SFAS No. 115 .......................................................           1.20x
 Total market capitalization ....................................................    $   318,998

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


Life USA Holding, Inc.
                                       6

                                                                                       FIVE YEAR
                                                                                        AVERAGE
                                                                                       COMPOUND
     1997             1996             1995             1994             1993         GROWTH RATE
--------------   --------------   --------------   --------------   --------------   ------------
 $   369,903      $   316,898      $   272,781      $   206,313      $   199,685         12.68%
      26,978           23,454           19,097           14,469           15,115          7.70%
        (670)            (408)          (1,828)            (641)            (989)
        (930)           1,998            1,877            1,704              624
         700                0                0                0                0
 -----------      -----------      -----------      -----------      -----------
      26,078           25,044           19,146           15,532           14,750          7.10%
  25,160,437       23,358,663       22,524,396       20,409,047       19,055,286
 $       870      $       870      $       757          N/A              N/A
        1.11             1.04             0.88       $     0.71       $     0.79          0.96%
        1.07             1.11             0.88             0.76             0.77          0.40%
 $ 5,062,774      $ 4,386,723      $ 3,867,539      $ 3,065,271      $ 2,394,471         17.92%
   2,165,786        1,902,465        1,754,087        1,249,321          899,998         20.66%
      41,030           36,030           36,030            6,041            6,351
     222,400          172,615          156,896          106,916          107,204         21.17%
     214,251          169,280          144,189          123,836          107,204         19.98%
  22,759,288       20,974,901       20,324,747       20,179,617       19,978,118
 $      9.77      $      8.23      $      7.72      $      5.30      $      5.37         16.06%
        9.41             8.07             7.09             6.14             5.37         14.93%
        0.00             0.00             0.00             0.00             0.00
       16.88            12.00             8.00             7.25            18.88
        1.25%            1.23%            1.09%            1.16%            1.68%
        1.20%            1.32%            1.09%            1.24%            1.64%
       12.13%           13.59%           12.17%           13.53%           14.10%
       12.59%           13.86%           13.24%           11.68%           14.10%
       11.73%           14.51%           12.20%           14.53%           13.76%
       12.17%           14.79%           13.28%           12.54%           13.76%
       18.45%           20.87%           22.96%            5.65%            5.92%
       19.15%           21.28%           24.99%            4.88%            5.92%
        15.2x            11.5x             9.1x            10.2x            23.8x
        15.8x            10.8x             9.1x             9.5x            24.4x
        1.73x            1.46x            1.04x            1.37x            3.52x
        1.79x            1.49x            1.13x            1.18x            3.52x
 $   384,063      $   251,699      $   162,598      $   146,302      $   377,087

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


                                       7
                                                          Life USA Holding, Inc.

GENERAL

                                    GENERAL

COMPANY STRUCTURE
     Life USA Holding, Inc. (the Company) is a national financial services holding and marketing company with $5.46 billion in consolidated assets. LifeUSA Insurance Company (LifeUSA Insurance), its largest wholly-owned subsidiary, is licensed to write and sell life insurance and annuities through independent field marketing organizations and agents in the District of Columbia and all states except New York. LifeUSA Marketing, Inc. (LifeUSA Marketing) and LifeUSA Securities, Inc. (LifeUSA Securities) are also wholly-owned subsidiaries of the Company.

     LifeUSA Insurance sells a variety of innovative life insurance and annuity products that offer long-term retirement benefits to consumers who seek protection against outliving their financial resources. The products are sold by a national marketing and distribution system comprised of Field Marketing Organizations (FMOs) with independent agents, and the products are serviced by home office staff.

     In July 1998, LTCAmerica Holding, Inc. (LTCAmerica) was formed for the purpose of acquiring, managing and funding the operations of an insurance company offering life insurance, annuity and health insurance products providing long-term care benefits to consumers. LTCAmerica will seek to purchase, as a subsidiary, either an existing long-term care insurance company or a shell insurance company that will underwrite and issue long-term care products. LTCAmerica is a majority-owned subsidiary of LifeUSA Insurance.

     LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national FMOs. In August 1996, LifeUSA Marketing acquired Tax Planning Seminars, a national marketing organization that had been contracted with LifeUSA Insurance for seven years. In addition, LifeUSA Marketing acquired minority equity interests in Creative Marketing International Corporation in November 1996, Personalized Brokerage Services, Inc. in May 1997, Ann Arbor Annuity Exchange in July 1997, Roster Financial, LLC in December 1997, Life Sales LLC in March 1998 and Signature Financial Services, Inc. in April 1998, all national FMOs.

     LifeUSA Securities is a retail broker-dealer that distributes a full range of securities products, including non-proprietary mutual funds, variable life insurance and annuity contracts, and processes general securities transactions.


     In April 1998, the Company purchased a minority interest in Windsor Financial Group, LLC (Windsor), a Minneapolis-based investment management firm. Windsor manages $3.7 billion of assets for financial institutions, foundations, retirement plans and high net worth individuals, including $1.9 billion of LifeUSA Insurance's portfolio.

     Management has organized the Company into three business segments in order to focus on the distinct functional revenue, expense and asset characteristics associated with the activities performed by each. The segments include:
Insurance, Marketing and Corporate. Management's Discussion and Analysis on Business Segments which follows on page 29, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations.


MARKETING AND DISTRIBUTION
     As of December 31, 1998, 140 independent FMOs and over 70,000 agents were licensed to market LifeUSA Insurance policies and produce business for Allianz Life Insurance Company of North America (Allianz Life). All FMOs and agents are independent contractors and are responsible for their operating and marketing expenses.

     FMOs coordinate and pay for the marketing of LifeUSA Insurance products and provide recruiting, training and management of the agents contracted through them. Depending on the marketing techniques it uses and the market in which it operates, an FMO may have as many as several thousand agents. LifeUSA Marketing provides marketing support to FMOs through marketing training seminars, product and business system demonstrations, product literature and home office support. The FMO receives a gross cash commission from LifeUSA Insurance on business produced and, within specified LifeUSA Insurance guidelines, allocates such commissions among its agents.


Life USA Holding, Inc.
                                       8

                                                                         GENERAL

     Cash commissions as a percentage of first year premiums are higher for life insurance sales than annuity sales. Commissions are based on a percentage of the targeted annual premiums and consist of both a higher first year commission and a lower renewal commission on premiums paid on a life insurance policy after the first year. FMOs and agents are subject to a chargeback of all or a portion of the commissions paid in the event a life insurance policy is canceled or surrendered, including cancellations for the non-payment of premiums, within the first 15 months of issuance. As is customary in the industry, LifeUSA Insurance advances agents up to 50% of first year commissions when life insurance policies are sold even though most of the premiums have not yet been received. LifeUSA Insurance contracts include a financial guaranty by the FMOs for chargebacks and advances to agents within the FMO's organization.

     The Company has developed a strategy to generate additional premium and deposit production from existing LifeUSA Insurance agents and from new production sources by investing in FMOs. The amount of any investment relates to the revenue currently generated by the FMO and the projected increase in business produced for LifeUSA Insurance by the FMO. During 1998, the FMOs in which LifeUSA Marketing has an equity interest produced 30% of the Company's life insurance and annuity production. In addition, LifeUSA Marketing recruits new FMOs to sell its products. During 1998, LifeUSA Insurance signed marketing agreements with 15 FMOs to market LifeUSA Insurance life insurance and annuity products for the first time. There can be no assurances that the Company's premium and deposit volume or income will be enhanced by the investments in FMOs or by the contracting of new FMOs.

     Although LifeUSA Insurance's larger and more successful FMOs and agents tend to produce a majority of their business with LifeUSA Insurance, there is no requirement that they do so. FMOs and agents may also be contracted with other life insurance companies. Each FMO essentially serves as a "wholesaler" for LifeUSA Insurance. A typical FMO consists of one or more highly experienced individuals who have demonstrated the ability to build, manage and supervise a marketing organization that is producing, or has the potential to produce, a minimum of $1.25 million in annual life insurance and annuity commissions.

     During 1998, one FMO, Life Sales LLC, accounted for 14% of LifeUSA Insurance's total production (which includes production for Allianz Life on policy forms similar to LifeUSA Insurance's). LifeUSA Marketing owns 50% of Life Sales LLC. Although no other single FMO accounted for more than 10% of LifeUSA Insurance's total production, the top FMOs (including their respective agents) produced the following portions of LifeUSA Insurance's total business during 1998:


                                 PERCENT OF CPCS(1)
                                -------------------
  Top 5 FMOs ................           34%
  Top 10 FMOs ...............           49%
  Top 25 FMOs ...............           76%

------------------
(1) CPCs (Combined Production Credits) are a measurement of the life insurance and annuity business produced.


PRODUCTS
     LifeUSA Insurance's products compete against the products of other insurance companies on the basis of long-term benefits. Policyholder persistency is encouraged by LifeUSA Insurance through increased retirement income benefits for long-term policyholders and lower benefits in case of early surrender or lapse. LifeUSA Insurance's products are designed to permit long-term investment of assets by LifeUSA Insurance during the time premiums are being paid, benefits are accumulated and benefits are being paid out. This product design not only makes the products attractive to certain consumers, but also allows LifeUSA Insurance to purchase assets that have cash flows consistent with the liability. The target market for LifeUSA Insurance's products are consumers with average annual incomes of $25,000 to $60,000. Management believes that this market is not adequately serviced by the insurance industry and that the features of LifeUSA Insurance's products will be attractive to these consumers.

     LifeUSA Insurance has designed its products to emphasize long-term value and benefits. Management believes that this is a need of the "baby-boom" generation and that the insurance industry is best suited to provide long-term benefits in the form of income guaranteed for a lifetime. The economic concern today is


                                       9
                                                          Life USA Holding, Inc.

GENERAL

not dying too soon, but living too long. By de-emphasizing short-term gain and lump sum cash benefits to those who surrender their policies, LifeUSA Insurance's products are less exposed to the disintermediation risk faced by companies selling commodity-type products.

     A disintermediation risk occurs when current interest rates are higher than the interest rates earned by a company's existing investment portfolio. The risk is that policyholders will move their funds away from the company to get higher, short-term rates. If the assets supporting the policies are invested long-term to support long-term rates of return and the liabilities offer short-term liquidity, those who surrender their policies for cash take more than their fair share from the company and from persisting policyholders.

     Management believes that consumer demand for individually-funded retirement products providing an adequate stream of retirement income is increasing and will continue to increase in the future. This is due primarily to the aging of the United States population, the reduction in employee-sponsored retirement plans and consumer concerns as to whether government-sponsored retirement programs, such as Social Security, will continue to provide meaningful retirement benefits.

     ANNUITY PRODUCTS LifeUSA Insurance's annuities are designed to offer flexible premium deposit payments and a variety of annuitization options to the annuitant. The product design also protects LifeUSA Insurance against the negative effects of disintermediation and other lump sum withdrawals by providing cash surrender values at amounts less than the annuitization values. To encourage persistency, LifeUSA Insurance's annuities pay enhanced benefits to policyholders that allow the annuity funds to accumulate over the long term and then elect some form of income payout option rather than a lump sum cash payment. At December 31, 1998, annuity account values in force (including business produced by LifeUSA Insurance agents for Allianz Life) totaled $5.7 billion ($3.9 billion of which was ceded to reinsurers). Over 88% of the in force annuities are single premium annuities. The following describes LifeUSA Insurance's most significant annuity products:

   ACCUMULATOR(TM) CLASSIC The Accumulator Classic has an 8% bonus and permits the policyholder to elect to receive the entire policy value over as few as five years. The Accumulator Classic accounted for approximately 16% of total annuity deposits in 1998. Approximately 5.5% of such policies annuitize on the first anniversary of the policy. The Accumulator Classic is marketed in all states except Oregon and Washington and was introduced in 1988.

   ACCUMULATOR(TM) CASH BONUS ANNUITY The Instant Cash Bonus Option is a feature of the Accumulator Cash Bonus annuity that allows the policyholder to receive the first-year annuity bonus in cash. The Accumulator Cash Bonus annuity, introduced in 1993, accounted for approximately 29% of total annuity deposits in 1998 and is marketed in all states except New Jersey, Oregon and Washington.

   ACCUMULATOR(TM) BONUS MAXXX(TM) ANNUITY The Accumulator Bonus MAXXX annuity has an immediate 10% bonus on all premium payments in the first policy year. It includes a nursing home benefit and the IDEA disability benefit that provides a policyholder 60% additional monthly retirement income in the event of total disability due to illness, accident or old age; the income increase is 30% in the event of partial disability. The Accumulator Bonus MAXXX annuity accounted for approximately 5% of total annuity deposits in 1998, the year it was introduced. It is marketed in all states except Washington, D.C., New Jersey, North Dakota, Oklahoma, Oregon, South Carolina, Texas, Vermont and Washington.

   IDEA(R) The IDEA -- Individual Disability Escalating Annuity -- is a unique concept in annuity product design providing a policyholder with 60% additional monthly retirement income in the event of total disability due to illness, accident or old age; the income increase is 30% in the event of partial disability. The increased income benefit is paid as long as the disability lasts, even for life. The IDEA is available on the Accumulator Bonus MAXXX annuity and Universal Annuity Life products.

   IDEAL(TM) ANNUITY The IDEAL annuity provides up to 10 years of protection against interest rate changes (increases and decreases). When issued, the IDEAL annuity offers a base credited rate, plus a 1.5% annual interest bonus, both guaranteed for five years. At the end of the first five-year term, the policyholder has the option to "re-enter" the policy at the interest rate credited on new issues. The new credited rate, plus another 1.5% annual interest bonus, is then guaranteed for a new five-year term, also protecting the policyholder against a rise in interest rates. The IDEAL annuity, introduced in 1997,


Life USA Holding, Inc.
                                       10

                                                                         GENERAL

   accounted for approximately 7% of total annuity deposits in 1998 and is marketed in all states except New Jersey, North Dakota, Oklahoma, Oregon and Washington.

   IDEAL(TM) INDEX 50 ANNUITY The IDEAL Index 50 annuity combines the protection against interest rate changes of the IDEAL annuity with an additional benefit tied to the performance of the S&P 500(R) Index over the five-year term. The IDEAL Index 50 annuity is a competitive fixed annuity, with principal and interest guaranteed, which adds one half of the incremental growth of the S&P 500(R) Index to the value of the annuity if the S&P 500(R) Index outperforms the annuity over a five-year period. While not an investment product, the IDEAL Index 50 annuity is positioned as an alternative "safe haven" for investment funds. By shifting from equity investments to the IDEAL Index 50 annuity, an investor can "lock-in" current equity gains and still participate, should the stock market continue to rise. The IDEAL Index 50 annuity, introduced in 1997, accounted for approximately 11% of total annuity deposits in 1998. It is marketed in all states except New Jersey, North Dakota, Oklahoma, Oregon, South Carolina and Washington.

   IDEAL(TM) INDEX 75 ANNUITY The IDEAL Index 75 annuity is similar to the IDEAL Index 50 annuity except that three-fourths of the S&P 500(R) Index incremental growth is added to the annuitization value of the annuity. The IDEAL Index 75 annuity accounted for approximately 21% of total annuity deposits in 1998, the year it was introduced. It is marketed in the same states as the IDEAL Index 50 annuity.

     LIFE INSURANCE PRODUCTS At December 31, 1998, life insurance account values in force (including business produced by LifeUSA Insurance's agents for Allianz
Life) aggregated $333.6 million ($222.0 million of which was ceded to reinsurers). The majority of in force life insurance business is paid in annual or more frequent installments. The following describes LifeUSA Insurance's most significant life insurance products:

   UNIVERSAL ANNUITY LIFE(R) I AND UNIVERSAL ANNUITY LIFE(R) III The Universal Annuity Life (UAL) products are specifically designed to pay the insured as much for living as for dying. At younger ages, when the protection against premature death is needed most, the UAL products provide tax-free benefits for the policyholder's family or business. At retirement, there are a variety of annuitization options available that provide significant additional monthly income if a life-time payout is selected. The IDEA option (described previously) is available as a rider. The UAL I and UAL III products are marketed in all states except that product approval by regulatory authorities is pending review in New Jersey for UAL I and New Jersey and Pennsylvania for UAL III. In 1998, the UAL I and UAL III products accounted for 88% of total life insurance premiums. The UAL I and UAL III were introduced in 1990 and 1991, respectively.

     LIFEUSA SECURITIES LifeUSA Securities is a full service registered broker-dealer in all 50 states. As a general securities dealer, LifeUSA Securities offers virtually all types of securities on the listed and over-the-counter markets. General securities purchases and trades are cleared through Bear Stearns Securities Corporation. Other products available include: mutual funds, unit investment trusts, variable life insurance and annuity contracts, limited partnerships and long-term care insurance.


REINSURANCE

     RELATIONSHIP WITH ALLIANZ LIFE Since 1988, under the terms of agreements between the Company and Allianz Life, life insurance and annuity products have been produced for Allianz Life on policy forms similar to those of LifeUSA Insurance (the "Allianz/LUSA Business"). The Company has received commission and expense allowances, provided all administrative and other home office services, paid commissions due agents and paid applicable premium taxes on the Allianz/LUSA Business. LifeUSA Insurance assumes 25% of the Allianz/LUSA Business and pays commission and expense allowances on the assumed business to Allianz Life. During 1997 and 1998, the Company produced long-term care insurance business for Allianz Life and received marketing and service fees for that business.

     The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allow Allianz Life to acquire up to 35% of the outstanding common stock of the Company and to extend the marketing agreement between the two companies to December 31, 2000. Allianz Life will acquire its interest in the Company over a five-year period, ending in 2002, by purchasing from the Company $100 million of newly


                                       11
                                                          Life USA Holding, Inc.

GENERAL

issued common stock in increments of $10 million semi-annually. The price at which Allianz Life will purchase the common stock will be at 250% of the Company's six-month average book value per share (excluding Statement of Financial Accounting Standards No. 115), at the time the common stock is issued. In August 1998, Allianz Life acquired 406,092 shares of the Company's common stock at $24.625 per share, and in February 1999, Allianz Life acquired 395,062 shares at the mutually agreed upon purchase price of $25.3125 per share. If the price at which Allianz Life would purchase the Company's common stock is more that 200% of the current market price at the time the common stock is tendered, Allianz Life can decline to purchase the stock, and the Company can require Allianz Life to purchase a convertible debenture for a like amount of capital. See Note 10 to the Consolidated Financial Statements.

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

     From April 1, 1991 through March 31, 1998, LifeUSA Insurance ceded a substantial portion of its new life insurance and annuity business to the following three reinsurers (the Reinsurers):

   o Employers Reassurance Corporation, a subsidiary of Employers Reinsurance Corporation, a member of the General Electric Company group (Employers);

   o Munich American Reassurance Company, a subsidiary of Munich Reinsurance Company, one of the largest German insurance companies (Munich); and

   o Republic-Vanguard Life Insurance Company, a member of PartnerRe Ltd., one of the largest reinsurance companies (Republic-Vanguard).

     Effective April 1, 1998, and in accordance with the agreement with Allianz Life, Allianz Life began assuming a portion of LifeUSA Insurance's business. Also effective April 1, 1998, Munich ceased assuming any new business from LifeUSA Insurance and LifeUSA Insurance increased the retention of its annuity business from 25% to 30% and its life insurance business from 25% to 50%.

     The following table shows the percentages of new life insurance and annuity business written by LifeUSA that have been ceded since inception:


                                                  LIFE INSURANCE     ANNUITY
                                                 ----------------   --------
       September 1987 - December 1988 ........          100%           100%
       January 1989 - December 1989 ..........           95            100
       January 1990 - December 1990 ..........           75             75
       January 1991 - December 1992 ..........           70             75
       January 1993 - June 1993 ..............           65             65
       July 1993 - September 1995 ............           50             50
       October 1995 - March 1998 .............           75             75
       April 1998 - Present ..................           50             70

     The Company receives commissions and expense allowances on the portions of LifeUSA Insurance's life insurance and annuity products reinsured and service fees on the Allianz/LUSA Business. The commissions and expense allowances and service fees (combined together and shown on the Consolidated Statement of Income as commission and expense allowances, net) received on life insurance policies are approximately 150% of the first-year planned target premium and range from 121/2% to 18% of renewal and first-year excess premiums. The Company also receives commissions and expense allowances and service fees ranging from 61/2% to 22% on annuity deposits.

     An additional allowance equal to .20% of the account value and renewal premium deposits of LifeUSA Insurance annuities issued from April 1, 1991 until December 31, 1996 is received as of the beginning of policy years two through ten. For LifeUSA Insurance annuities issued from January 1, 1997 through


Life USA Holding, Inc.
                                       12

                                                                         GENERAL

March 31, 1998, an additional allowance equal to .16% of the account value and renewal premium deposits is received as of the beginning of policy years two through the life of the policy. In April 1998, this additional allowance was changed to .21%. In April 1998, the Company began earning an additional allowance equal to .09% of the account value and renewal premium deposits of all annuities produced for Allianz Life, which is received as of the beginning of policy years two through the life of the policy.

     Under the reinsurance agreements, $428.7 million, $545.8 million and $437.9 million of premiums and deposits were ceded to the Reinsurers by LifeUSA Insurance for the years ended December 31, 1998, 1997 and 1996, respectively. When a life insurance policy ceded to the Reinsurers lapses before the end of 15 months, LifeUSA Insurance has agreed to pay a chargeback equal to the excess of the allowances received over the premiums received. As of December 31, 1998 and 1997, the reserve for lapsed policy chargebacks was $650,000. Assets and liabilities related to reinsurance ceded are required to be reported on a gross basis reflecting the possibility that reinsured risks could become a liability to the Company in the event the Reinsurers become unable to meet the obligations they have assumed. The reinsurance agreements require the Reinsurers' approval of policy forms and terms of LifeUSA Insurance products reinsured by the Reinsurers.

     Any restriction, limitation or condition imposed by the Reinsurers could have a material effect on LifeUSA Insurance's ability to write new business if LifeUSA Insurance was not able to replace the current reinsurers, or obtain the required capital to support the level of new business.

     REINSURANCE ASSUMED LifeUSA Insurance assumes a portion of new Allianz/LUSA Business directly from Allianz Life. Under this agreement, $116.1 million, $146.0 million and $122.7 million of premiums and deposits were assumed by LifeUSA Insurance from Allianz Life for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following table shows the percentages of new Allianz/LUSA Business for Allianz Life that have been assumed by LifeUSA Insurance since inception:


                                                  LIFE INSURANCE     ANNUITY
                                                 ----------------   --------
       September 1987 - December 1989 ........        -- %            -- %
       January 1990 - December 1990 ..........         25              25
       January 1991 - December 1991 ..........         30              25
       January 1992 - June 1993 ..............         50              30
       July 1993 - September 1995 ............         50              50
       October 1995 - Present ................         25              25

     MAINTENANCE EXPENSES The Company is obligated to continue servicing the underlying life insurance and annuity policies written directly by LifeUSA Insurance and the Allianz/LUSA Business. It is possible that actual future renewal allowances and servicing costs will not conform to the assumptions inherent in the current estimation of allowances and costs. Management continuously monitors actual renewal allowance and servicing cost experience as it emerges and, should material changes in the assumptions occur, a liability would be established to the extent that the present value of future servicing costs is expected to exceed the present value of future renewal allowances.


                                       13
                                                          Life USA Holding, Inc.

GENERAL

LIFE INSURANCE AND ANNUITIES IN FORCE
     The following table shows LifeUSA Insurance life insurance and annuities in force information at December 31, 1998 and December 31, 1997 (in millions):

                                                                   DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                  -------------------   ------------------
   Life insurance account values:
     All policies produced by LifeUSA Insurance agents(1) .......      $   333.6             $  299.1
     Direct and assumed business(2) .............................          286.2                257.0
     Net of reinsurance(3) ......................................          111.6                 99.3
   Life insurance face amounts:
     All policies produced by LifeUSA Insurance agents(1) .......        7,679.7              7,997.5
     Direct and assumed business(2) .............................        6,646.2              6,931.7
     Net of reinsurance(3) ......................................        2,333.6              2,277.7
   Annuity account values:
     All policies produced by LifeUSA Insurance agents(1) .......        5,743.1              5,518.4
     Direct and assumed business(2) .............................        4,054.0              3,916.6
     Net of reinsurance(3) ......................................        1,825.0              1,781.1

------------------
(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.
(2) Includes all LifeUSA Insurance products and the Allianz/LUSA Business assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance products retained by LifeUSA Insurance and the portion of Allianz/LUSA Business assumed by LifeUSA Insurance.

UNDERWRITING
     All life insurance business is subject to standard underwriting procedures as agreed to by the Reinsurers, using an underwriting manual from the Reinsurers. Republic-Vanguard is the reinsurer currently charged with the responsibility of reviewing the underwriting practices of LifeUSA Insurance and performing periodic audits (every other year) of LifeUSA Insurance's compliance with underwriting procedures and results. There are minimal underwriting requirements with regard to annuity business.

     LifeUSA Insurance can underwrite all life policies with a face amount up to $500,000 without approval of Republic-Vanguard. Amounts above this level require individual evaluation by Republic-Vanguard. As appropriate, varying requirements, including tests, medical exams and personal financial statements, may be required at higher ages and/or larger face amounts of insurance.

INVESTMENT POLICIES
     The Company's long-term investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, foreign government obligations denominated in U.S. dollars and issued and traded in the United States, mortgage-backed securities issued or guaranteed by U.S. government corporations or agencies and investment grade corporate obligations. The Company has never purchased real estate, private direct mortgages or below investment-grade securities. The Company engages Windsor and Allianz Investment Corporation
(AIC), an affiliate of Allianz Life, to serve as the Company's investment advisers. At December 31, 1998, assets managed for customers by Windsor and AIC exceed $3.7 billion and $21.9 billion, respectively.

     Windsor and AIC purchase investment securities for the Company based on the Company's guidelines. The investment philosophy of LifeUSA Insurance is reflected in investment guidelines adopted by the Board of Directors of the Company annually, as follows:

   SIZE: no more than 5% of the Company's invested assets in any issuer other than direct or guaranteed United States obligations, no more than 25% of invested assets in any industry, and no more than 2% of any issue other than direct or guaranteed United States obligations;

   QUALITY: minimum quality of purchase must be "BBB-" or better, average quality "A" or better;

   DURATION: match to liabilities, allow for sufficient liquidity and cash flow matching; and

     INCOME: manage to maintain or increase income, excluding capital gains.

Life USA Holding, Inc.
                                       14

                                                                         GENERAL

AGENT AND EMPLOYEE OWNERSHIP
     Historically, the Company has issued a variety of equity-based financial instruments (common stock, convertible subordinated debentures and stock options) to LifeUSA Insurance agents and the Company's home office employees in order to provide these individuals with an ownership interest in the Company and create an important incentive to produce premiums and maintain profitable operations. From 1992 through March 31, 1997, the Company granted stock options as commission bonuses to LifeUSA Insurance agents based on net earned commissions on business written. The Company discontinued the granting of stock options as production bonuses in the calendar quarter ended March 31, 1997. The Company also has a stock option plan for employees under which employees on the anniversary date of their employment receive options on a number of shares of common stock equal to 1% of their annual salary at an exercise price per share of not less than 150% of the market value of a share of common stock on the date the option is issued. The Company expects to continue to grant stock options to employees.


QUALITY OF SERVICE
     Management believes that quality service, responsiveness and support to agents and to policyholders have been and continue to be critical to agent retention, policyholder satisfaction and cost-effective operations. As a result of their ownership interests in the Company, home office employees have a special commitment to their jobs and are referred to as "home office owners." An example of home office responsiveness created by this commitment is the "48-hour challenge." If an insurance application conforming to normal standards is not completed within 48 hours, the agent receives $100. For 1998, 43,615 applications were submitted and only 47 challenges were paid.

     At December 31, 1998, the Company employed 426 full-time and 29 part-time persons, and the number of persons performing home office functions were as follows:


                                                       NUMBER OF
            HOME OFFICE FUNCTION                       EMPLOYEES
            ---------------------------------------   ----------
              Executive ...........................        17
              Operations ..........................       196
              Support .............................        84
              Marketing ...........................        60
              Information Services ................        71
              Owner Services ......................        14
              Securities ..........................        13

     The Company's employees are not represented by a collective bargaining unit. The Company considers its general relations with its employees to be excellent.


COMPETITION
     The industry in which the Company operates is highly competitive, with many competitors offering diverse products through various alternative marketing or distribution systems. The Company's products compete not only with life insurance and annuities, but they also compete with other retirement-oriented financial products, and stock and bond mutual funds. Competition for FMOs and agents with demonstrated ability is also intense. However, management believes that LifeUSA Insurance has been able to attract and will continue to be able to attract, motivate and retain productive, independent FMOs and agents by providing innovative products and quality service.


                                       15
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF CONSOLIDATED OPERATIONS


RESULTS OF OPERATIONS
     The following analysis of the results of operations and financial condition of Life USA Holding, Inc. (the Company) and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA Insurance), LifeUSA Marketing, Inc. (LifeUSA Marketing) and LifeUSA Securities, Inc. (LifeUSA Securities), should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report to Shareholders and Form 10-K.

     In 1998, the Company's production of total collected premiums and deposits decreased 18% compared to 1997. As a result, revenues from commission and expense allowances and expenses for commissions paid decreased. The Company generated increases in invested assets and annuities in force and as a result, revenues from policyholder charges and net investment income and expenses for interest credited to policyholder account values increased. Primarily as a result of these factors, net income for 1998 decreased 19% compared to 1997.

     PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including Allianz/LUSA Business, were $1.06 billion, $1.29 billion and $1.05 billion in 1998, 1997 and 1996, respectively, and represented a decrease of 18% in 1998 compared to 1997 and an increase of 23% in 1997 compared to 1996. The following table shows the amounts of premiums and deposits collected, ceded and retained for the three years (in thousands):


                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                             1998            1997            1996
                                                        -------------   -------------   -------------
Collected Premiums and Deposits(1):
 LifeUSA Insurance:
   Life:
    First year ......................................    $    5,611      $    7,883      $   12,731
    Single and renewal ..............................        52,116          52,323          49,242
                                                         ----------      ----------      ----------
      Total Life ....................................        57,727          60,206          61,973
    Annuities .......................................       559,059         684,992         547,748
                                                         ----------      ----------      ----------
        Total LifeUSA Insurance collected premiums
        and deposits ................................       616,786         745,198         609,721
 Allianz Life:
   Life:
    First year ......................................         1,426           2,142           3,261
    Single and renewal ..............................        15,164          14,961          14,817
                                                         ----------      ----------      ----------
      Total Life ....................................        16,590          17,103          18,078
    Annuities .......................................       422,582         532,151         424,659
                                                         ----------      ----------      ----------
        Total Allianz Life collected premiums
        and deposits ................................       439,172         549,254         442,737
                                                         ----------      ----------      ----------
        Total collected premiums and deposits .......    $1,055,958      $1,294,452      $1,052,458
                                                         ==========      ==========      ==========

------------------

(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

Life USA Holding, Inc.
                                       16

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF CONSOLIDATED OPERATIONS


                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          1998          1997          1996
                                                      -----------   -----------   -----------
Premiums and Deposits Not Retained or Assumed(2):
 LifeUSA Insurance:
   Life:
    First year ....................................    $  3,801      $  5,913      $  8,416
    Single and renewal ............................      34,512        34,021        31,925
                                                       --------      --------      --------
      Total Life ..................................      38,313        39,934        40,341
    Annuities .....................................     390,348       505,829       397,566
                                                       --------      --------      --------
        Total LifeUSA Insurance premiums and
        deposits not retained .....................     428,661       545,763       437,907
 Allianz Life:
   Life:
    First year ....................................       1,072         1,607         2,228
    Single and renewal ............................       9,177         8,833         8,596
                                                       --------      --------      --------
      Total Life ..................................      10,249        10,440        10,824
    Annuities .....................................     312,832       392,807       309,198
                                                       --------      --------      --------
      Total Allianz Life premiums and deposits
       not assumed ................................     323,081       403,247       320,022
                                                       --------      --------      --------
        Total premiums and deposits not retained or
        assumed ...................................    $751,742      $949,010      $757,929
                                                       ========      ========      ========
Retained or Assumed Premiums and Deposits(3):
 LifeUSA Insurance:
   Life:
    First year ....................................    $  1,810      $  1,970      $  4,315
    Single and renewal ............................      17,604        18,302        17,317
                                                       --------      --------      --------
      Total Life ..................................      19,414        20,272        21,632
    Annuities .....................................     168,711       179,163       150,182
                                                       --------      --------      --------
        Total LifeUSA Insurance retained premiums
        and deposits ..............................     188,125       199,435       171,814
 Allianz Life:
   Life:
    First year ....................................         354           535         1,033
    Single and renewal ............................       5,987         6,128         6,221
                                                       --------      --------      --------
      Total Life ..................................       6,341         6,663         7,254
    Annuities .....................................     109,750       139,344       115,461
                                                       --------      --------      --------
        Total Allianz Life assumed premiums
        and deposits ..............................     116,091       146,007       122,715
                                                       --------      --------      --------
        Total retained or assumed premiums
        and deposits ..............................    $304,216      $345,442      $294,529
                                                       ========      ========      ========

------------------
(2) Includes premiums and deposits related to LifeUSA Insurance ceded by LifeUSA Insurance to the Reinsurers and premiums and deposits related to Allianz/LUSA Business not assumed by LifeUSA Insurance.

(3) Includes premiums and deposits related to LifeUSA Insurance retained by LifeUSA Insurance and premiums and deposits related to Allianz/LUSA Business assumed by LifeUSA Insurance. LifeUSA Insurance invests these premiums and deposits for the purpose of providing future benefits to its policyholders.

Reference is made to the Reinsurance information under the caption "General-Reinsurance" on pages 11-13 in this Annual Report and Form 10-K for further details on the Company's reinsurance agreements.


                                       17
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

     REVENUES. Total revenues were $362.6 million, $369.9 million and $316.9 million in 1998, 1997 and 1996, respectively. The decrease in total revenues of 2% in 1998 compared to 1997 was primarily due to the decrease in net commissions and expense allowances associated with decreased production of business. This factor was partially offset by the increase in net investment income generated by the growth of invested assets and by an increase in policyholder charges. The increase in total revenues of 17% in 1997 compared to 1996 was primarily due to the increase in net commissions and expense allowances associated with increased production of business not retained or assumed. Also contributing to this increase in revenues was the increase in net investment income generated by the growth of invested assets and net realized gains on investments. The discussion which follows gives a line-by-line comparison of revenue for the years ended December 31, 1998, 1997 and 1996. See also the Business Segments section which follows for additional analysis of the results of operations.

     Policyholder charges, which represent the amounts assessed against policy account values for the cost of insurance, policy administration, annuitizations and surrenders, increased 7%, or $3.6 million, in 1998 compared to 1997, and 6%, or $2.6 million, in 1997 compared to 1996, reflecting the growth in and maturity of LifeUSA Insurance net retained account values in force. The following table shows the amounts of policyholder charges for 1998, 1997 and 1996 (in thousands):


                              1998          1997           1996
                          -----------   ------------   ------------
  Direct ..............    $ 105,390     $  94,405      $  82,904
  Assumed .............       19,026        18,187         16,540
  Ceded ...............      (71,355)      (63,122)       (52,602)
                           ---------     ---------      ---------
  Net .................    $  53,061     $  49,470      $  46,842
                           =========     =========      =========

     Increases in net investment income of 10%, or $13.8 million, in 1998 compared to 1997, and 11%, or $14.7 million, in 1997 compared to 1996, are attributable to increases in invested assets (fixed maturity investments and cash and cash equivalents) to $2.30 billion at December 31, 1998 from $2.17 billion at December 31, 1997 and $1.90 billion at December 31, 1996, which was only partially offset by the reduction in yield on investments. The weighted average annual yield on invested assets (exclusive of realized and unrealized gains and losses) was 7.23%, 7.30% and 7.44% at December 31, 1998, 1997 and 1996, respectively.

     Net realized gains on investments had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for 1998, 1997 and 1996 (dollars in millions, except per share amounts):


                                                               1998        1997        1996
                                                             --------   ---------   ---------
        Net realized gains on investments ................    $ .8       $ 4.4       $ 1.8
        Increase in:
         Amortization of deferred policy acquisition costs      .3         1.9          .7
         Other benefits to policyholders .................      .2         1.4          .5
                                                              ----       -----       -----
        Income before income taxes .......................      .3         1.1          .6
        Income taxes .....................................      .1          .4          .2
                                                              ----       -----       -----
        Net income .......................................    $ .2       $  .7       $  .4
                                                              ====       =====       =====
        Diluted earnings per share .......................    $ .01      $  .03      $  .02
                                                              =====      ======      ======

     Net commissions and expense allowances on premiums and deposits collected on reinsured policies and service fees on business produced for Allianz Life decreased 15%, or $26.0 million, in 1998 compared to 1997. This decrease is consistent with the 18% decrease in total collected premiums and deposits and with the decline in collected first year life insurance premiums, both of which were partially offset by changes in the mix of deferred annuity products sold. The increase in net commissions and expense allowances of 24%, or $32.4 million, in 1997 compared to 1996, is consistent with the 23% increase in total collected premiums and deposits.


Life USA Holding, Inc.
                                       18

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF CONSOLIDATED OPERATIONS

     The following table shows the amounts of net commissions and expense allowances for 1998, 1997 and 1996 (in thousands):


                                                                   1998           1997           1996
                                                               ------------   ------------   ------------
LifeUSA Insurance:
 Life:
   First year ..............................................     $  4,718       $  7,153       $ 10,263
   Single and renewal ......................................        5,520          5,515          5,246
                                                                 --------       --------       --------
    Total Life .............................................       10,238         12,668         15,509
   Annuities ...............................................       64,292         77,145         59,003
                                                                 --------       --------       --------
      Total LifeUSA Insurance ..............................       74,530         89,813         74,512
Allianz/LUSA Business:
 Life:
   First year ..............................................        1,570          2,148          3,336
   Single and renewal ......................................        2,082          2,110          2,227
                                                                 --------       --------       --------
      Total Life ...........................................        3,652          4,258          5,563
   Annuities ...............................................       66,603         76,955         58,431
                                                                 --------       --------       --------
      Total Allianz/LUSA Business ..........................       70,255         81,213         63,994
Lapse policy chargebacks ...................................         (656)          (908)          (772)
                                                                 --------       --------       --------
       Total commissions and expense allowances, net .......     $144,129       $170,118       $137,734
                                                                 ========       ========       ========

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

Reference is made to the Reinsurance information under the caption "General-Reinsurance" on pages 11-13 in this Annual Report and Form 10-K for further details on the Company's reinsurance agreements.

     EXPENSES. Total expenses were $327.5 million, $326.8 million and $279.8 million in 1998, 1997 and 1996, respectively. Total expenses were relatively flat in 1998 compared to 1997 which reflects the growth in and maturity of annuities in force offset by the decline in premium production and the 1997 national advertising and sales promotion campaign. The increase in total expenses of 17% in 1997 compared to 1996 was primarily due to increased sales in 1997 and the national advertising and sales promotion campaign. The discussion that follows gives a line-by-line comparison of expenses for the years ended December 31, 1998, 1997 and 1996. See also the Business Segments section that follows for additional analysis of the results of operations.

     Increases in interest credited to policyholder account values of 8%, or $8.5 million, in 1998 compared to 1997 and 10%, or $10.0 million, in 1997 compared to 1996 reflect the growth in annuities in force. The following table shows the amounts of interest credited to policyholder account values for 1998, 1997 and 1996 (in thousands):


                           1998            1997            1996
                      -------------   -------------   -------------
   Direct .........    $  213,855      $  191,538      $  172,838
   Assumed ........        49,372          46,616          41,187
   Ceded ..........      (145,229)       (128,647)       (114,508)
                       ----------      ----------      ----------
   Net ............    $  117,998      $  109,507      $   99,517
                       ==========      ==========      ==========

     Increases in other benefits to policyholders of 22%, or $5.1 million, in 1998 compared to 1997 reflect increased surrenders, additional reserves for index-related benefits, accrual of bonuses to be paid to policyholders and growth in and maturity of in force business. Increases in other benefits to policyholders of


                                       19
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

32%, or $5.6 million, in 1997 compared to 1996 reflect the accrual of bonuses to be paid to policyholders that is generated by the production of new business and the additional accrual of bonuses that is generated by the net realized gains on investments described above.

     Amortization of deferred policy acquisition costs increased 8%, or $2.3 million, in 1998 compared to 1997. This increase reflects an increase in gross profits due to a growing and more mature block of in force business with slightly increased surrenders. Amortization of deferred policy acquisition costs increased 13%, or $3.3 million, in 1997 compared to 1996. This reflects the combination of an increase in gross profits due to a growing, more mature block of in force business and an increase in the amortization of deferred policy acquisition costs as a result of the net realized gains on investments described above.

     LifeUSA Insurance uses models to estimate future gross profits and to allocate current gross margins in order to amortize deferred policy acquisition costs and accrue for bonuses to be paid to policyholders (the primary component of other benefits to policyholders). LifeUSA Insurance is required to make revisions to the estimates in these models and adjust amortization accordingly. In 1998 and 1997, minor revisions were made to the estimates used in these models, however, the impact on financial results was insignificant. During 1996, revisions were made to the estimates in the models used to amortize deferred policy acquisition costs and accrue for bonuses to be paid to policyholders. The cumulative effect of these revisions increased pretax income by $2.7 million in 1996.

     The following table shows comparative rates for lapses, surrenders and annuitizations for 1998, 1997 and 1996:

                                                                          1998         1997         1996
                                                                       ----------   ----------   ----------
        Annualized first year lapse rate for life insurance policies
        (excluding single premium) .................................       24.9%        22.7%        20.7%
        Annualized first year (13 months) surrender rate for
        annuities ..................................................        1.2          1.2          1.1
        Annualized first year (13 months) annuitization rate for
        annuities ..................................................        5.5          6.1          5.9

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

     Commissions to agents decreased 15%, or $15.6 million, in 1998 compared to 1997. This decrease is consistent with the decrease in total collected premiums and deposits discussed previously and with the decline in collected first year life insurance premiums, both of which were partially offset by changes in the mix of deferred annuity products sold. Commissions to agents increased 27%, or $21.3 million, in 1997 compared to 1996. This increase was due to an increase in total collected premiums and deposits discussed previously and a change in the mix of deferred annuity products sold, both of which were partially offset by the decline in collected first year life insurance premiums.

     Taxes, licenses and fees (which consists primarily of premium taxes and state guaranty fund assessments) decreased 31%, or $851,000, in 1998 compared to 1997. The decrease was primarily due to a general decline in overall industry assessment liabilities and the decrease in premium production. Taxes, licenses and fees decreased 24%, or $853,000, in 1997 compared to 1996. This decrease was primarily due to a general decline in overall industry assessment liabilities and a reduction in the Company's estimates for future assessment liabilities, recoveries in the first quarter of 1997 of guaranty fund assessments and state income taxes paid in 1996 and offsetting increases in premium taxes related to increased production.

     Operating expenses increased 2%, or $1.2 million, in 1998 compared to 1997. The increase was due primarily to the growth of LifeUSA Insurance's in force annuity business, partially offset by the expenditures for a national advertising and sales promotion campaign during 1997. Operating expenses increased 14%, or $7.7 million, in 1997 compared to 1996. The increase was due primarily to the growth of LifeUSA Insurance in force annuity business and the expenditures for the national advertising and sales promotion campaign in 1997.

Life USA Holding, Inc.
                                       20

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF CONSOLIDATED OPERATIONS

     Income taxes were $13.3 million in 1998, $16.1 million in 1997 and $13.6 million in 1996. The effective income tax rates for 1998, 1997 and 1996 were 37.7%, 37.4% and 36.7%, respectively.

     NET INCOME. Net income was $21.9 million in 1998, $27.0 million in 1997, and $23.5 million in 1996, which represents a decrease in net income of 19% in 1998 compared to 1997 and an increase of 15% in 1997 compared to 1996. Diluted earnings per share was $.83 in 1998, $1.11 in 1997 and $1.04 in 1996 which represents a decrease of 25% in 1998 compared to 1997 and an increase of 7% in 1997 compared to 1996. For 1998, the per share decrease is higher than the net income decrease due primarily to the shares issued as a result of the agreement with Allianz Life and option exercises partially offset by the repurchase of 1.8 million shares, which increased the number of shares used in the earnings per share calculation. For 1997, the per share increase is lower than the net income increase due to an increase of 1.8 million shares used in the earnings per share calculations. (See Note 8 to the Consolidated Financial Statements for details).

     The following table summarizes the operating highlights for 1998, 1997 and 1996 (dollars in millions, except per share amounts):


                                                               1998                 1997                  1996
                                                       -------------------- --------------------- ---------------------
                                                         INCOME      EPS      INCOME       EPS      INCOME       EPS
                                                       ---------- --------- ---------- ---------- ---------- ----------
Consolidated net income and earnings per share          $  21.9    $  .83    $  27.0    $  1.11    $  23.4    $  1.04
Adjustments to arrive at consolidated net
 operating income(1):
 Net realized gains on investments ...................    (  .2)     (.01)     (  .7)     ( .03)     (  .4)     ( .02)
 Charges (credits) for state guaranty fund
  assessments ........................................    ( 1.0)     (.04)     (  .9)     ( .04)       2.0        .09
 Tax liability for prior years' activity .............       .1       .01         .7        .03         --         --
                                                        -------    ------    -------    -------    -------    -------
Consolidated net operating income and earnings
 per share ...........................................     20.8       .79       26.1       1.07       25.0       1.11
Impact of expenses associated with national
 advertising campaign ................................       --        --        2.0        .08         --         --
                                                        -------    ------    -------    -------    -------    -------
Consolidated net operating income and earnings
 per share excluding impact of expenses
 associated with national advertising campaign .......  $  20.8    $  .79    $  28.1    $  1.15    $  25.0    $  1.11
                                                        =======    ======    =======    =======    =======    =======

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


LIQUIDITY AND CAPITAL RESOURCES
     During 1998, the Company's primary available sources of cash were:

   o  service fees received by the Company for the Allianz/LUSA Business;
   o  management fees from LifeUSA Insurance;
   o  interest earned on invested assets;
   o  $10 million received from Allianz Life's stock purchase in August 1998;
   o  dividends totaling $2.5 million paid to the Company by LifeUSA Insurance;
   o  issuance of shares upon exercise of common stock options; and
   o  a $50 million long-term line of credit from its Reinsurers.

     In September 1998, the Company borrowed $10 million under its line of credit increasing the total outstanding balance to $15 million.

     A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide


                                       21
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

reimbursement through 1999, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements.

     The extended marketing relationship with Allianz Life and related infusion of $100 million in capital through 2002, along with the $50 million line of credit from the Reinsurers and dividends from LifeUSA Insurance, provides sufficient capital to fund the Company's needs.

     The Company's cash needs consist of:

   o operating expenses, including expenses in connection with efforts to increase the production of existing agents and expand the size of the field force;
   o capital contributions to LifeUSA Marketing for investments in marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance and Allianz Life;
   o repayments of borrowings under the line of credit to the Reinsurers; o operating expenses of and potential contributions to LifeUSA Securities to ensure compliance with NASD capital requirements;
   o quarterly dividends to shareholders of record; o authorized repurchases of its common stock;
   o potential contributions to LTCAmerica to purchase an existing long-term care insurance company or a "shell" insurance company and commence operations; and
   o contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios.

     In July 1998, the Company announced that its Board of Directors authorized a program to repurchase up to four million shares of its common stock through periodic purchases in the marketplace. The shares to be repurchased represented approximately 15% of the Company's 26.0 million shares outstanding. As of December 31, 1998, 1.8 million shares have been repurchased by the Company at an average price of $12.50 per share. Repurchased shares will be deemed to be outstanding shares for purposes of calculating the 35% of the outstanding common stock of the Company to be acquired over the next five years by Allianz Life.

     Management believes that the available sources of cash will provide sufficient capital resources to meet all the Company's cash needs in the ordinary course of business during the next twelve months, based on currently anticipated life insurance and annuity sales, expected levels of net retention and acceptable reinsurance agreements.

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

     LifeUSA Insurance produced statutory net income of $17.2 million in 1998 compared to $18.4 million in 1997. As of December 31, 1998, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $113.1 million compared to $103.7 million at December 31, 1997. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1999 primarily through statutory profits on its maturing block of retained in force business. Effective April 1, 1998, LifeUSA Insurance increased the retention of its annuity business from 25 to 30% and its life insurance business from 25 to 50%. The changes in the retention levels did not produce a significant impact on statutory capital in 1998.

     In January 1999, the Company announced that its Board of Directors declared a cash dividend of 2.5 cents per share for the fourth quarter of 1998, payable on February 12, 1999, to shareholders of record as of January 28, 1999. The Company declared similar dividends for the first, second and third quarters of 1998. It is the intention of the Board of Directors to pay regular quarterly dividends in 1999 of 2.5 cents per share, or ten cents per share on an annual basis.


Life USA Holding, Inc.
                                       22

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF CONSOLIDATED OPERATIONS

     Although the Board of Directors of the Company declares dividends on its common stock, there are statutory and regulatory limitations upon the extent to which dividends may be paid to a parent from an insurance subsidiary, including the restriction that an insurance company may only pay ordinary dividends out of unassigned funds (earned surplus). The Department of Commerce of the State of Minnesota must permit LifeUSA Insurance to pay dividends to the Company in any 12-month period in an amount exceeding the lesser of (i) 10 percent of the insurer's statutory earned surplus at the end of the preceding year or (ii) the insurer's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with Minnesota insurance laws and regulations. The Department of Commerce of the State of Minnesota permitted LifeUSA Insurance to pay $2.5 million in extraordinary dividends to the Company during 1998 and 1997 and $5 million in January 1999.

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

     The NAIC continues to consider changes to model laws based on innovative product designs. Nonforfeiture law discussions have considered how to better support multiple benefit product designs, such as LifeUSA Insurance's two-tier annuities and universal life insurance contracts with enhanced retirement benefits. LifeUSA Insurance has been able to successfully demonstrate the financial stability of such designs, which provide higher retirement benefits to consumers while decreasing disintermediation and solvency risks to LifeUSA Insurance.

     As of December 31, 1998, the NAIC Life Insurance Illustration Model Regulation was effective in twenty-seven states. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self-supporting and not lapse-supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. In December 1998, the NAIC finalized a new annuity disclosure model regulation. Final NAIC adoption is anticipated in March 1999, and adoption in each state is required before it becomes law. The new model requires a product specific disclosure document and a copy of the NAIC Buyer's Guide to Fixed Deferred Annuities be provided to the consumer at the time of application. It does not regulate illustrations and does not require self-support or lapse-support testing of annuity illustrations. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

     NAIC committees are considering a new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

     Insurance laws also require LifeUSA Insurance to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may also examine LifeUSA Insurance's business operations and financial statements at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA Insurance, normally at three-year intervals, on behalf of the states in which LifeUSA Insurance is licensed. During 1996, the Minnesota Department of Commerce conducted a triennial examination of LifeUSA Insurance for the three years ended December 31, 1995 and a report of Association Financial Examination was released June 30, 1998. The recommendations contained in the report were not material individually or in the aggregate to LifeUSA Insurance's business operations or financial statements.


                                       23
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

     LifeUSA Securities, as a registered broker and dealer in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of December 31, 1998, LifeUSA Securities' net capital exceeded the minimum required balance.


     In June 1998, the A.M. Best Company upgraded the rating assigned to LifeUSA Insurance to A- (Excellent) from B++ (Very Good). The A- rating is assigned to companies which, in A.M. Best's opinion, have excellent financial strength, operating performance and market profile, on balance, when compared to the standards established by the A.M. Best Company. A- companies have a strong ability to meet their ongoing obligations to policyholders. According to the A.M. Best Company, the upgrade reflects LifeUSA Insurance's innovative product portfolio and marketing ability, its extensive distribution system, its strong reinsurance relationships, and its ability to raise capital through its parent as demonstrated by the 1998 agreement with Allianz Life.


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

     INVESTMENTS As of December 31, 1998, the Company had cash, cash equivalents and fixed maturity investments on a consolidated basis totaling $2.30 billion, including $7.7 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at December 31, 1998 and 1997 (dollars in thousands):



                                                      AMORTIZED       % OF       CARRYING       % OF         FAIR         % OF
1998                                                     COST        TOTAL        VALUE        TOTAL        VALUE        TOTAL
--------------------------------------------------- ------------- ----------- ------------- ----------- ------------- -----------
Cash and cash equivalents .........................  $   21,570         .96%   $   21,570         .94%   $   21,570         .92%
Government Treasury and Agency notes and
 bonds ............................................      84,532        3.76        89,927        3.91        98,178        4.17
Taxable municipals ................................      11,073         .49        11,226         .49        11,239         .48
Mortgage pass throughs ............................      51,520        2.29        53,947        2.34        53,947        2.29
Agency Collateralized Mortgage Obligations:
 CMO -- Sequentials ...............................       2,491         .11         2,491         .11         2,540         .11
 CMO -- PACs ......................................     613,703       27.31       618,159       26.86       634,303       26.92
 CMO -- ADs .......................................      21,619         .96        21,619         .94        22,514         .96
 CMO -- TACs ......................................       7,106         .32         7,106         .31         7,733         .33
Investment grade corporate securities:
 AAA+ to AAA- .....................................      73,975        3.29        74,668        3.24        77,237        3.28
 AA+ to AA- .......................................     190,650        8.49       197,282        8.57       203,387        8.63
 A+ to A- .........................................     687,305       30.59       708,241       30.78       723,494       30.71
 BBB+ to BBB- .....................................     456,726       20.34       472,717       20.54       477,820       20.25
Non investment grade corporate securities .........      24,577        1.09        22,380         .97        22,308         .95
                                                     ----------      ------    ----------      ------    ----------      ------
Total cash and invested assets ....................  $2,246,847      100.00%   $2,301,333      100.00%   $2,356,270      100.00%
                                                     ==========      ======    ==========      ======    ==========      ======

Life USA Holding, Inc.
                                       24

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF CONSOLIDATED OPERATIONS


                                                      AMORTIZED      % OF       CARRYING      % OF         FAIR        % OF
1997                                                     COST        TOTAL       VALUE        TOTAL       VALUE        TOTAL
--------------------------------------------------- ------------- ---------- ------------- ---------- ------------- ----------
Cash and cash equivalents .........................  $   34,139       1.60%   $   34,139       1.58%   $   34,139       1.55%
Government Treasury and Agency notes and
 bonds ............................................      74,338       3.49        77,740       3.59        83,441       3.78
Mortgage pass throughs ............................      52,189       2.45        54,137       2.50        54,137       2.45
Agency Collateralized Mortgage Obligations:
 CMO -- Sequentials ...............................       5,098        .24         5,098        .24         5,138        .23
 CMO -- PACs ......................................     605,517      28.43       608,825      28.11       624,652      28.32
 CMO -- ADs .......................................      23,543       1.11        23,543       1.09        24,604       1.12
 CMO -- TACs ......................................      10,516        .49        10,516        .49        11,446        .52
Investment grade corporate securities:
 AAA+ to AAA- .....................................      42,765       2.01        43,091       1.99        44,962       2.04
 AA+ to AA- .......................................     178,360       8.37       182,162       8.41       185,460       8.41
 A+ to A- .........................................     590,210      27.71       603,158      27.85       609,665      27.64
 BBB+ to BBB- .....................................     508,511      23.87       519,695      23.98       524,593      23.77
Non investment grade corporate securities .........       4,907        .23         3,682        .17         3,682        .17
                                                     ----------     ------    ----------     ------    ----------     ------
Total cash and invested assets ....................  $2,130,093     100.00%   $2,165,786     100.00%   $2,205,919     100.00%
                                                     ==========     ======    ==========     ======    ==========     ======

     As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of December 31, 1998, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.85% and the weighted average yield on the assets backing liabilities was 7.26%. As of December 31, 1997, the weighted average credited interest rate was 5.00% and the weighted average yield on the assets backing liabilities was 7.34%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $32.9 million during 1998. The investment portfolio is managed primarily by allocating new cash flows into investments that have yield, maturity and other characteristics suitable for LifeUSA Insurance's expected policyholder liabilities. Consistent with LifeUSA Insurance's asset and liability management practices, as of December 31, 1998, the effective duration of LifeUSA Insurance's fixed income securities was
4.66 years, compared to 5.03 years as of December 31, 1997.

     The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 63% at December 31, 1998. With each corporate security acquisition, LifeUSA Insurance's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place. The Company's guidelines for the acquisition of corporate securities do not allow the purchase of securities that are rated below investment grade by Moody's Investors Service and Standard & Poor's.

     Approximately 1% of the total fair value of the Company's portfolio was comprised of non-investment grade corporate obligations at December 31, 1998. The Company believes that there is no impairment to these investments, as they will continue to receive principal and interest payments through maturity.

     The remainder of the Company's portfolio is comprised of government and government agency obligations. Government and government agency obligations are primarily held in the form of Planned Amortization Class (PAC) Collateralized Mortgage Obligations (CMOs), the most conservative type of CMO issued. These CMOs are specifically structured to provide the highest degree of protection against swings in repayments caused primarily by changes in interest rates, have virtually no risk of default and are well-suited to fund the payment of the liabilities they support.

     Currently, the decision of the asset type in which to invest is dictated by market conditions and relative values within the respective markets at the time of purchase. Management believes that the types of assets in which it invests will allow the Company to maintain high quality, consistent yields and proper maturities for the overall portfolio.

     As of December 31, 1998, the Company held 44%, or $1.02 billion, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that


                                       25
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance's products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. LifeUSA Insurance's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

     At December 31, 1998, the Company's shareholders' equity and book value per share were $280.0 million and $11.30, respectively, compared to $222.4 million and $9.77, respectively, at December 31, 1997. Excluding the effect of the net unrealized gain on fixed maturity investments -- available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $266.6 million and $10.76, respectively, at December 31, 1998, compared to $214.3 million and $9.41, respectively, at December 31, 1997.


MARKET RISK DISCLOSURE

     Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. The Company is primarily exposed to interest rate risk.

     INTEREST RATE RISK LifeUSA Insurance first manages interest rate risk through the design of its deferred annuity products and secondarily through asset and liability management.

     LifeUSA Insurance's core two-tier annuity product structure significantly reduces interest rate risk by encouraging long-term persistency and settlements by the policyholder. Historically, more than two-thirds of LifeUSA Insurance's annuity policyholders have elected to annuitize their benefits instead of surrender for cash. This increases the Company's ability to predict and manage cash flows relative to traditional annuity products. Changes in external interest rates have had little discernible effect on surrender and annuitization activity throughout the history of LifeUSA Insurance.

     Projected liability cash flows reflect LifeUSA Insurance's experience and actuarial projections of policyholder behavior based on product design. Assets purchased to back the liabilities have cash flows consistent with the liability structure. Asset cash flows are tightly structured through investment-grade non-callable corporate obligations or Planned Amortization Class Collateralized Mortgage Obligations. Currently 63% of the total fair value of the Company's investments are corporate investment-grade fixed income maturity obligations and 35% are direct government and government agency mortgage-backed securities.


     Liability duration measures are used as a guideline in establishing the initial laddered purchase of assets. In addition, cash flow analysis of the in force business using a combination of current and probable future interest rate scenarios is used to monitor and, if needed, adjust the asset portfolio accordingly. Investment guidelines are designed to maintain a stable portfolio yield using a buy-and-hold strategy with long-term, fixed income securities.

     As a result of the Company's approach to managing interest rate risk, if interest rates on December 31, 1998 abruptly increased 100 basis points, there would be no material effect on 1999 net income. This effect on net income does not consider the possible effects a change in economic activity could have in such an environment. The Company's customers and competitors would also respond to these fluctuations, and regulators or legislators might act in ways the Company cannot foresee. Because the Company cannot be certain what specific actions would be taken and their effects, the sensitivity analysis above assumes no significant changes in the Company's financial structure.


Life USA Holding, Inc.
                                       26

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF CONSOLIDATED OPERATIONS

     DERIVATIVES LifeUSA purchases 5-year and 7-year "over-the-counter" European-Asian call option contracts based on the S&P 500 index. The option contracts are used specifically to hedge the potential policyholder benefit associated with the equity-indexed annuity policies sold by LifeUSA Insurance. LifeUSA Insurance only purchases option contracts from counterparties rated AA-or better and the option contracts are not used for trading purposes.

     As of December 31, 1998, LifeUSA Insurance's investment in option contracts is as follows (dollars in thousands):


   YEAR OF      NOTIONAL     NUMBER OF     WEIGHTED AVG.                 MARKET
 EXPIRATION        PAR         UNITS        STRIKE PRICE      COST        VALUE
------------   ----------   -----------   ---------------   --------   ---------
    2002        $ 3,076         3,239          $1,278        $  444     $   821
    2003         44,826        41,107           1,418         7,727       9,759
    2004          2,200         2,593           1,239           347         643
    2005            662           657           1,393           164         161
                -------        ------                        ------     -------
   Totals       $50,764        47,596                        $8,682     $11,384
                =======        ======                        ======     =======

     The option contracts are reported at fair value in other assets on the Consolidated Balance Sheet. Unrealized gains and losses on the option contracts are recorded in other revenues to offset increases in the future policy benefits liability for the index benefit that are shown in other benefits to policyholders on the Consolidated Statement of Income. The cost of the option contract is amortized over the life of the option contract and is reflected in the future policy benefits liability for the index benefit. Any realized gains at expiration are credited to policyholder reserves.


YEAR 2000 UPDATE

     GENERAL A comprehensive analysis of the Year 2000 (Y2K) issue was completed in 1997. This analysis established a plan for compliance of all Company information systems and significant non-computer devices to ensure accurate processing of date data from the twentieth and into the twenty-first centuries. The project also included identification of key vendors and obtaining assurances that their key systems are Y2K compliant. Because the Company has only been operating since 1987, significant systems were already Y2K compliant. Total cost of the project was estimated at $500,000. At the end of fourth quarter of 1998, incurred costs totaled $616,000 with final costs expected to be approximately $650,000, including upgrading of operating systems, development tools and desktop applications.

     SYSTEMS The Company continues to execute its plan to ensure that all systems are Y2K compliant and expects to complete the plan by June 1999. All of the Company's mainframe, local area network and voicemail systems are all Y2K compliant with the exception of systems being upgraded in the normal course of business. Full scale production level system testing was completed in September 1998. These tests covered key functional components of the systems and tested conditions through the first quarter of 2001. The machine environment and application software executed as expected into 2001. Complete documentation of each test has been compiled and is being archived.

     Full scale production level system testing for each of the personal computer based applications was completed in January 1999. These tests covered key functional components of the applications and tested conditions through the first quarter of 2001. Complete documentation of each test has been compiled and is being archived. The personal computer based applications executed as expected into year 2001.

     Applications being upgraded in the normal course of business include the financial accounting application and the LifeUSA Insurance policy assembly application. The financial accounting application is being upgraded to provide more functionality. This application is Y2K compliant and installation by the end of first quarter 1999 is on schedule. LifeUSA Insurance is automating its policy assembly application during the first quarter of 1999, and that application will be Y2K compliant. In addition, all personal computer hardware and non-computer hardware is or will be Y2K compliant by June 1999.

     ONGOING ACTIVITY Follow-up on compliance assurances by key vendors and business partners was ongoing through the end of 1998 and will continue in 1999, as is appropriate. Testing of data exchange with


                                       27
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF CONSOLIDATED OPERATIONS

key external business partners continues for purposes of date compliance with testing being executed during the first quarter of 1999 as partners reach date compliance. Contingency planning continues as additional back-up protection with respect to key vendors who have provided assurances that their systems are Y2K compliant.

     SUMMARY At this time, the Company is aware of no Y2K compliance issues that will negatively impact the key business processes of the Company or its affiliated companies. All Y2K compliance plan activities are scheduled to be completed by June 1999.


Life USA Holding, Inc.
                                       28

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS


     Management has organized the Company into three business segments in order to focus on the distinct functional activities performed by each. The Insurance Segment focuses on the administration, asset/liability management and reinsurance of fixed insurance products. The Marketing Segment focuses its efforts on the field force used to distribute fixed insurance products, product design and promotion, advertising and the management of investments in marketing subsidiaries. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities and LTCAmerica because their results of operations are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion that follows. The table on pages 32 and 33 summarizes the results of operations for each of the three years in the period ended December 31, 1998 and total assets as of December 31, 1998, 1997 and 1996.


     The Company evaluates the performance of each business segment based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The asset and income statement items are allocated based on the functionality and nature of the activities performed by each segment.

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

     The Insurance Segment's primary revenue sources are net investment income, net commissions and expense allowances, service fees and policyholder charges. The Insurance Segment's primary expenses are interest credited to policyholder account values, other benefits to policyholders, amortization of deferred policy acquisition costs, intersegment marketing fees paid to the Marketing Segment for the production of LifeUSA Insurance and Allianz/LUSA Business and operating expenses. The Insurance Segment's primary assets are investments, reinsurance recoverables, deferred policy acquisition costs, accrued investment income and policy loans. These assets represent approximately 98% of the total consolidated assets. The Insurance Segment's profitability is derived from its ability to effectively manage the assets and liabilities retained or assumed by LifeUSA Insurance and to manage the operating expenses incurred in the administration of all business produced.

     REVENUES. Total revenues were $358.4 million, $368.3 million and $316.2 million in 1998, 1997 and 1996, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the changes are consistent with those previously discussed in the Company's Results of Operations section.


     EXPENSES. Total expenses were $330.5 million, $338.9 million and $293.6 million in 1998, 1997 and 1996, respectively. The decrease in total expenses of 2% in 1998 compared to 1997 is primarily attributable to the decrease in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the decrease in premium and deposit production. This factor is partially offset by an increase in interest credited to policyholder account values due to growth of annuities in force. The marketing fee, which decreased 17% from 1997, is calculated as a percentage of premium and will vary generally with the change in premium and deposit production which decreased 18% from 1997. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing fee to change by greater or lesser amounts than the change in premium and deposit production. The increase in total expenses of 15% in 1997 compared to 1996 is primarily attributable to the 22% increase in the marketing fee as a result of the 23% increase in premium production.

     MARKETING SEGMENT. The Marketing Segment provides all services related to the recruitment and development of agents and FMOs, support of agents producing LifeUSA Insurance business and Allianz/LUSA


                                       29
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS

Business, and advertising, promotion and incentive programs to increase production. The Marketing Segment also manages all acquisitions of and investments in field marketing organizations.

     The Marketing Segment's primary revenue source is the intersegment marketing fee assessed to the Insurance Segment for the production of LifeUSA Insurance business and Allianz/LUSA Business. This fee is calculated as a percentage of the premiums and deposits produced with varying rates for life insurance and annuity production and for first year, single and renewal premium and deposits. The amount assessed is comparable to commissions earned by large national FMOs performing similar services. The Marketing Segment's assets, which account for less than 1% of total consolidated assets, consist primarily of investments in subsidiaries. The Marketing Segment's profitability is derived from its ability to manage commissions and operating costs.

     REVENUES. Total revenues were $133.8 million, $155.3 million and $129.2 million in 1998, 1997 and 1996, respectively. The decrease in total revenues of 14% in 1998 compared to 1997, and the increase in total revenues of 20% in 1997 compared to 1996, is primarily attributable to the marketing fee that is based on premium and deposit production discussed previously. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation.

     EXPENSES. Total expenses were $126.8 million, $140.8 million and $114.8 million in 1998, 1997 and 1996, respectively. The decrease in total expenses of 10% in 1998 compared to 1997, and the increase in total expenses of 23% in 1997 compared to 1996, is primarily attributable to commissions incurred that are based on premium and deposit production discussed previously. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will also cause commissions to change.

     CORPORATE SEGMENT. The Corporate Segment provides strategic direction for the Company and its various business segments and includes the operations of LifeUSA Securities and LTCAmerica because their results are not yet material and do not warrant separate disclosure. The Corporate Segment charges a fee to all other segments based on the revenues of those individual segments. The Corporate Segment retains expenses of an enterprise-wide nature, such as the 1997 national advertising campaign. Assets consist primarily of surplus investments and investments in subsidiaries.

     REVENUES. Total revenues were $10.8 million, $10.4 million and $8.0 million for 1998, 1997 and 1996, respectively. The increase in total revenues of 4% in 1998 compared to 1997 is due to an increase in other revenues and equity income in subsidiaries partially offset by the decrease in the corporate fee. The increase in other revenues is due to an increase in LifeUSA Securities concession revenue on sales of security products. Equity income in subsidiaries is a result of the 40% minority interest in Windsor purchased in April 1998. The corporate fee decrease is due to a decrease in 1998 revenues for the Marketing and Insurance Segments. The increase in total revenues of 30% in 1997 compared to 1996 is primarily related to the increases in the corporate fee that is directly related to the increase in 1997 revenues for the Insurance Segment and Marketing Segment. In addition, net investment income on the fixed maturity investments held by the Company was first allocated to the Corporate Segment beginning in 1997. Prior to 1997, net investment income was fully allocated to the Insurance Segment.

     EXPENSES. Total expenses were $10.6 million, $11.2 million and $8.0 million for 1998, 1997 and 1996, respectively. The decrease of 6% in 1998 compared to 1997 is primarily attributable to the cost of a national advertising and sales campaign that was completed in 1997 partially offset by an increase in LifeUSA Securities commissions paid. The increase of 41% for 1997 compared to 1996 is primarily attributable to the cost of the national advertising campaign.


Life USA Holding, Inc.
                                       30

                 (This page has been left blank intentionally.)


















                                       31

                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS

     BUSINESS SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations and total assets reported by the three business segments and reconciles to the Company's consolidated results of operations and consolidated assets for the years ended 1998, 1997 and 1996 (in thousands):

                                                      INSURANCE SEGMENT                    MARKETING SEGMENT
                                          ----------------------------------------- --------------------------------
                                               1998          1997          1996          1998       1997       1996
                                          ------------- ------------- -------------   ---------- ---------- ----------
Revenues:
 Policyholder charges ...................  $   53,061    $   49,470    $   46,842      $     --   $     --   $     --
 Net investment income ..................     156,895       143,263       129,410            22         --         --
 Net realized gains (losses) on
  investments ...........................         795         4,371         1,791            --         --         --
 Commissions and expense
  allowances, net .......................     144,129       170,118       137,734            --         --         --
 Marketing fee ..........................          --            --            --       131,753    154,500    128,481
 Corporate fee ..........................          --            --            --            --         --         --
 Equity income in subsidiaries ..........          --            --            --           972        109         47
 Other ..................................       3,565         1,090           429         1,074        658        643
                                           ----------    ----------    ----------      --------   --------   --------
    Total revenues ......................     358,445       368,312       316,206       133,821    155,267    129,171
Expenses:
 Interest credited to policyholder
  account values ........................     117,998       109,507        99,517            --         --         --
 Other benefits to policyholders ........      28,052        23,001        17,414            --         --         --
 Amortization of deferred policy
  acquisition costs .....................      30,120        27,789        24,495            --         --         --
 Commissions and marketing fee ..........     111,092       134,348       109,879       103,930    119,896     97,157
 Taxes, licenses and fees ...............       1,892         2,743         3,596            --         --         --
 Operating expenses:
   Salaries and employee benefits .......      15,243        16,226        14,597         7,741      6,167      4,575
   Data processing ......................       3,630         3,311         4,306         1,424      1,260      1,873
   Printing and office supplies .........         932           972           779         1,387      1,360      1,261
   Depreciation and amortization ........       2,545         2,454         2,084         2,738      1,571        794
   Other ................................      18,996        18,577        16,940         9,567     10,500      9,104
                                           ----------    ----------    ----------      --------   --------   --------
    Total expenses ......................     330,500       338,928       293,607       126,787    140,754    114,764
                                           ----------    ----------    ----------      --------   --------   --------
Income before income taxes ..............      27,945        29,384        22,599         7,034     14,513     14,407
Income taxes ............................      10,011        10,826         8,294         3,118      5,624      5,293
                                           ----------    ----------    ----------      --------   --------   --------
Net income ..............................  $   17,934    $   18,558    $   14,305      $  3,916   $  8,889   $  9,114
                                           ==========    ==========    ==========      ========   ========   ========
Assets:
Investment in equity method
 subsidiaries ...........................          --            --            --      $ 35,122   $ 21,131   $ 12,342
                                           ==========    ==========    ==========      ========   ========   ========
Total assets ............................  $5,371,201    $5,004,303    $4,357,466      $ 37,456   $ 22,521   $ 12,569
                                           ==========    ==========    ==========      ========   ========   ========

------------------
(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the deferred policy acquisition costs and the corresponding amortization is recorded as an asset and expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of


Life USA Holding, Inc.
                                       32

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS



        CORPORATE SEGMENT                     ELIMINATING ENTRIES(1)                            CONSOLIDATED
----------------------------------  -------------------------------------------  -------------------------------------------
   1998        1997        1996           1998           1997           1996            1998           1997           1996
----------  ----------  ----------   -------------  -------------  -------------   -------------  -------------  -------------
 $    --     $    --     $    --      $       --     $       --     $       --      $   53,061     $   49,470     $   46,842
   1,029         834           2              --             --             --         157,946        144,097        129,412
     (26)        (24)         --              --             --             --             769          4,347          1,791
      --          --          --              --             --             --         144,129        170,118        137,734
      --          --          --        (131,753)      (154,500)      (128,481)             --             --             --
   8,644       9,590       8,032          (8,644)        (9,590)        (8,032)             --             --             --
     271          --          --              --             --             --           1,243            109             47
     861          14          --              --             --             --           5,500          1,762          1,072
 -------     -------     -------      ----------     ----------     ----------      ----------     ----------     ----------
  10,779      10,414       8,034        (140,397)      (164,090)      (136,513)        362,648        369,903        316,898
      --          --          --              --             --             --         117,998        109,507         99,517
      --          --          --              --             --             --          28,052         23,001         17,414
      --          --          --              --             --             --          30,120         27,789         24,495
     728          11          --        (129,967)      (152,863)      (126,943)         85,783        101,392         80,093
      --          --          --              --             --             --           1,892          2,743          3,596
   3,767       3,142       4,452            (778)          (700)          (600)         25,973         24,835         23,024
     222         183          77             (73)           (60)           (78)          5,203          4,694          6,178
     142         130         196            (251)          (218)          (203)          2,210          2,244          2,033
     333         166          95              --             --             --           5,616          4,191          2,973
   5,409       7,608       3,155          (9,328)       (10,249)        (8,689)         24,644         26,436         20,510
 -------     -------     -------      ----------     ----------     ----------      ----------     ----------     ----------
  10,601      11,240       7,975        (140,397)      (164,090)      (136,513)        327,491        326,832        279,833
 -------     -------     -------      ----------     ----------     ----------      ----------     ----------     ----------
     178        (826)         59              --             --             --          35,157         43,071         37,065
     121        (357)         24              --             --             --          13,250         16,093         13,611
 -------     -------     -------      ----------     ----------     ----------      ----------     ----------     ----------
 $    57     $  (469)    $    35      $       --     $       --     $       --      $   21,907     $   26,978     $   23,454
 =======     =======     =======      ==========     ==========     ==========      ==========     ==========     ==========

 $ 1,803          --          --              --             --             --      $   36,925     $   21,131     $   12,342
 =======     =======     =======      ==========     ==========     ==========      ==========     ==========     ==========
 $36,710     $61,418     $58,889      $   13,352     $  (25,468)    $  (42,201)     $5,458,719     $5,062,774     $4,386,723
 =======     =======     =======      ==========     ==========     ==========      ==========     ==========     ==========

------------------
   the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above. Eliminations for assets consist primarily of adjustments made to investments in wholly-owned subsidiaries, including dividends which are assumed to be made from the Marketing Segment to the Corporate Segment.



                                       33
                                                          Life USA Holding, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS ON BUSINESS SEGMENTS

        Statements other than historical information contained in this Annual Report and Form 10-K, including the statements involving hypothetical events included in the "Market Risk Disclosure," are forward-looking statements and, therefore, subject to risks and uncertainties, including those identified below, which could cause the actual results to differ materially from statements. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and similar expressions identify forward-looking statements. Factors which could cause actual results to differ materially from the forward-looking statements, thereby resulting in a material adverse impact on the business, results of operations or financial condition of the Company, include but are not limited to (i) the Company's ability to develop or receive regulatory approval of new products intended to be marketed as uniquely suited to meet identified needs for life insurance, retirement income planning and long-term care; (ii) regulatory constraints on existing or future products rendering the products unmarketable or unprofitable; (iii) the Company's ability to favorably differentiate its products and service levels from those of competitors, including other insurance and financial services companies and various investment vehicles readily available to consumers; (iv) loss of key personnel; (v) the Company's ability to manage assets and produce returns providing sufficient spread on invested assets backing policyholder liabilities; (vi) the strength of the equity markets and the interest rate environment; (vii) field marketing organization investment in the education and support of agents selling the Company's products; (viii) the ability of owned and minority-owned marketing organizations to increase production and profitability; (ix) increase in the size and improvement in the productivity of the Company's distribution system; (x) continuation of mutually beneficial relationships with Allianz Life and the Reinsurers; (xi) continued access to capital at favorable rates; (xii) willingness of the private market to identify and allocate significant resources to long-term care coverage; (xiii) the Company's ability to attract and retain committed, competent and creative home office owners and management; (xiv) the Company's ability to ensure the continuous availability of technology at levels necessary to efficiently process and maintain the business produced for the entire enterprise and manage the assets of the enterprise; (xv) litigation, with or without merit, claiming significant resources of the enterprise; and (xvi) the ability of the Company to adequately remediate all operational systems and non-computer devices and internal computer software to avoid Year 2000 problems without significant additional expense, and the reliability of assurances obtained from and ongoing data exchange testing with key vendors and business partners to address Year 2000 problems. Forward-looking statements speak only as of the date on which they are made, and the Company does not undertake an obligation to update or revise any forward-looking statements.


Life USA Holding, Inc.
                                       34

                 (This page has been left blank intentionally.)













                                       35
                                                          Life USA Holding, Inc.

CONSOLIDATED BALANCE SHEET

                           CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 DECEMBER 31,     DECEMBER 31,
                                                                                     1998             1997
                                                                                --------------   -------------
                                   ASSETS
Investments:
 Fixed maturity investments:
   Available for sale, at fair value (amortized cost: $966,205 at
    December 31, 1998 and $846,466 at December 31, 1997) ....................     $1,020,691      $  882,159
   Held to maturity, at amortized cost (fair value: $1,314,009 at
    December 31, 1998 and $1,289,621 at December 31, 1997) ..................      1,259,072       1,249,488
 Policy loans ...............................................................         34,939          29,003
                                                                                  ----------      ----------
    Total investments .......................................................      2,314,702       2,160,650
Cash and cash equivalents ...................................................         21,570          34,139
Accrued investment income ...................................................         33,729          30,976
Future policy benefits recoverable and amounts due from reinsurers ..........      2,801,109       2,577,598
Deferred policy acquisition costs ...........................................        216,725         215,097
Other assets ................................................................         70,884          44,314
                                                                                  ----------      ----------
                                                                                  $5,458,719      $5,062,774
                                                                                  ==========      ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Future policy benefits .....................................................     $5,030,833      $4,686,172
 Other policyholders' funds .................................................          9,839           9,208
 Amounts due reinsurers .....................................................         43,546          38,403
 Accrued commissions to agents ..............................................          8,990          11,583
 Taxes, licenses and fees payable ...........................................          6,023           8,415
 Accounts payable ...........................................................          5,262           5,323
 Long-term debt .............................................................         15,000           5,000
 Convertible subordinated debentures ........................................          5,898          36,030
 Deferred income taxes ......................................................         19,172          16,513
 Other liabilities ..........................................................         34,171          23,727
                                                                                  ----------      ----------
    Total liabilities .......................................................      5,178,734       4,840,374
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value; 15,000,000 shares authorized,
  none issued ...............................................................             --              --
 Common stock, $.01 par value; 60,000,000 shares authorized,
  24,752,156 shares issued and outstanding (22,723,830 shares at
  December 31, 1997) ........................................................            248             227
 Common stock to be issued, 24,361 shares (35,458 shares at
  December 31, l997) ........................................................            328             565
 Additional paid-in capital .................................................        150,096         108,372
 Notes receivable from stock sales ..........................................         (4,266)         (7,477)
 Retained earnings ..........................................................        120,145         112,564
 Accumulated other comprehensive income:
 Net unrealized gain on fixed maturity investments -- available for sale ....         13,434           8,149
                                                                                  ----------      ----------
    Total shareholders' equity ..............................................        279,985         222,400
                                                                                  ----------      ----------
                                                                                  $5,458,719      $5,062,774
                                                                                  ==========      ==========

                            SEE ACCOMPANYING NOTES.

Life USA Holding, Inc.
                                       36

                        CONSOLIDATED STATEMENT OF INCOME

                       CONSOLIDATED STATEMENT OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                         YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                  1998             1997             1996
                                                             --------------   --------------   --------------
Revenues:
 Policyholder charges ....................................    $    53,061      $    49,470      $    46,842
 Net investment income ...................................        157,946          144,097          129,412
 Net realized gains on investments .......................            769            4,347            1,791
 Commissions and expense allowances, net .................        144,129          170,118          137,734
 Other ...................................................          6,743            1,871            1,119
                                                              -----------      -----------      -----------
    Total revenues .......................................        362,648          369,903          316,898
Expenses:
 Interest credited to policyholder account values ........        117,998          109,507           99,517
 Other benefits to policyholders .........................         28,052           23,001           17,414
 Amortization of deferred policy acquisition costs .......         30,120           27,789           24,495
 Commissions .............................................         85,783          101,392           80,093
 Taxes, licenses and fees ................................          1,892            2,743            3,596
 Operating expenses ......................................         63,646           62,400           54,718
                                                              -----------      -----------      -----------
    Total expenses .......................................        327,491          326,832          279,833
                                                              -----------      -----------      -----------
Income before income taxes ...............................         35,157           43,071           37,065
Income taxes .............................................         13,250           16,093           13,611
                                                              -----------      -----------      -----------
Net income ...............................................    $    21,907      $    26,978      $    23,454
                                                              ===========      ===========      ===========
Basic earnings per common share ..........................    $       .85      $      1.24      $      1.13
                                                              ===========      ===========      ===========
Diluted earnings per common share ........................    $       .83      $      1.11      $      1.04
                                                              ===========      ===========      ===========
Number of shares used in per share calculation:
 Basic ...................................................     25,659,567       21,795,258       20,762,192
 Diluted .................................................     26,426,291       25,160,437       23,358,663

                            SEE ACCOMPANYING NOTES.

                                       37
                                                          Life USA Holding, Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                               NUMBER            TOTAL
                                                                                              OF COMMON      SHAREHOLDERS'
                                                                                            STOCK SHARES        EQUITY
                                                                                           --------------   --------------
Balance at December 31, 1995 ...........................................................     20,324,747       $ 156,896
Comprehensive income
 Net income ............................................................................                         23,454
 Change in net unrealized gain (loss) on fixed maturity investments, net of effect on deferred policy acquisition costs of $21,145 and net of tax of $4,855 .............
 Reclassification adjustment for realized gains included in income net of effect on deferred policy acquisition costs of $(1,200) and net of tax of $191 ..............
Other Comprehensive income .............................................................                         (9,372)
                                                                                                              ---------
Total Comprehensive income .............................................................                         14,082
Issuance of common shares to Employee ..................................................
Savings Plan ...........................................................................        167,457              --
Issuance of shares through field marketing organization loan program, net ..............        478,262              --
Issuance of shares through exercise of options .........................................         28,455             226
Common stock to be issued-shares, net of 674,174 shares issued .........................        (24,020)          1,411
                                                                                             ----------       ---------
Balance at December 31, 1996 ...........................................................     20,974,901         172,615
Comprehensive income
 Net income ............................................................................                         26,978
 Change in net unrealized gain (loss) on fixed maturity investments, net of effect on deferred policy acquisition costs of $(17,181) and net of tax of $3,466 ...........
 Reclassification adjustment for realized gains included in income net of effect on deferred policy acquisition costs of $(3,300) and net of tax of $347 ..............
Other Comprehensive income .............................................................                          4,814
                                                                                                              ---------
Total Comprehensive income .............................................................                         31,792
Issuance of common shares to Employee Savings Plan .....................................        101,251              --
Issuance of shares through field marketing organization loan program, net ..............        263,652            (257)
Issuance of shares through exercise of options .........................................      1,216,250          15,372
Issuance of shares through subsidiary acquisition ......................................        132,188           1,450
Issuance of shares through warrants exercised ..........................................         57,615              --
Issuance of shares through conversion of convertible subordinated debentures ...........            110              --
Common stock to be issued-shares, net of 1,770,313 shares issued .......................         13,321           1,428
                                                                                             ----------       ---------
Balance at December 31, 1997 ...........................................................     22,759,288         222,400
Comprehensive income
 Net income ............................................................................                         21,907
 Change in net unrealized gain (loss) on fixed maturity investments, net of effect on deferred policy acquisition costs of $(11,689) and net of tax of $2,388 ...........
 Reclassification adjustment for realized gains included in income net of effect on deferred policy acquisition costs of $(500) and net of tax of $69 .................
Other Comprehensive income .............................................................                          5,285
                                                                                                              ---------
Total Comprehensive income .............................................................                         27,192
Issuance of common shares to Employee Savings Plan .....................................        118,482            (100)
Issuance (cancellation) of shares through field marketing organization loan program,
 net ...................................................................................        (83,094)           (101)
Issuance of shares through exercise of options .........................................        621,857           7,428
Issuance of shares through subsidiary acquisition ......................................         85,345           3,261
Issuance of shares through conversion of convertible subordinated debentures ...........            380              11
Issuance of shares associated with Allianz agreement ...................................      3,079,056          42,619
Repurchase of common stock .............................................................     (1,793,700)        (22,408)
Common stock to be issued-shares, net of 2,028,326 shares issued .......................        (11,097)          1,598
Dividends to shareholders ..............................................................                         (1,915)
                                                                                                              ---------
Balance at December 31, 1998 ...........................................................     24,776,517       $ 279,985
                                                                                             ==========       =========

                            SEE ACCOMPANYING NOTES.

Life USA Holding, Inc.
                                       38

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                              NOTES         ACCUMULATED
                COMMON      ADDITIONAL      RECEIVABLE         OTHER
  COMMON       STOCK TO       PAID-IN          FROM        COMPREHENSIVE      RETAINED
   STOCK      BE ISSUED       CAPITAL      STOCK SALES         INCOME         EARNINGS
----------   -----------   ------------   -------------   ---------------   -----------
  $203        $    382      $  80,931       $     --         $ 12,707        $  62,673
                                                                                23,454
                                                               (8,972)
                                                                 (400)
                                                             --------
                                                               (9,372)
     2          (1,436)         1,434
     5                          3,883         (3,888)
     0                            226
                 1,411
 -------------------------------------------------------------------------------------
   210             357         86,474         (3,888)           3,335           86,127
                                                                                26,978
                                                                5,514
                                                                 (700)
                                                             --------
                                                                4,814
     1          (1,220)         1,219
     3                          3,586         (3,589)                             (257)
    12                         15,360
     1                          1,449
                                  284                                             (284)
                 1,428
 -------------------------------------------------------------------------------------
   227             565        108,372         (7,477)           8,149          112,564
                                                                                21,907
                                                                5,485
                                                                 (200)
                                                             --------
                                                                5,285
     1          (1,835)         1,734
    (1)                          (783)         1,248                              (565)
     7                          7,421
     1                          1,297          1,963
                                   11
    31                         42,588
   (18)                       (10,544)                                         (11,846)
                 1,598
                                                                                (1,915)
                                                                             ---------
  $248        $    328      $ 150,096       $ (4,266)        $ 13,434        $ 120,145
  ======      ========      =========       ========         ========        =========

                            SEE ACCOMPANYING NOTES.

                                       39
                                                          Life USA Holding, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                                              YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                         1998           1997           1996
                                                                     ------------   ------------   ------------
Cash flows from operating activities:
 Net income ......................................................    $   21,907     $   26,978     $   23,454
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Accretion of discount on investments, net .....................        (5,425)        (2,970)        (2,441)
   Net realized gains on investments .............................          (769)        (4,347)        (1,791)
   Policy acquisition costs deferred .............................       (42,937)       (44,628)       (38,992)
   Amortization of deferred policy acquisition costs .............        30,120         27,789         24,495
   Deferred income tax (benefit) provision .......................           340            470         (1,669)
   Changes in operating assets and liabilities ...................       (15,821)         3,116        (13,347)
   Stock compensation ............................................         1,741          1,220          1,436
                                                                      ----------     ----------     ----------
Net cash provided by (used in) operating activities ..............       (10,844)         7,628         (8,855)
Cash flows from investing activities:
 Fixed maturity investments-available for sale:
   Purchases .....................................................      (169,869)      (191,093)      (152,389)
   Proceeds from sales ...........................................        26,288        196,818         42,542
   Proceeds from maturities and principal payments on
    mortgage-backed securities ...................................        24,854         17,088          9,081
 Fixed maturity investments-held to maturity:
   Purchases .....................................................       (92,937)      (262,113)      (102,603)
   Proceeds from sales ...........................................        10,785             --             --
   Proceeds from maturities and principal payments on
    mortgage-backed securities ...................................        77,821         18,283         10,227
 Investments in and loans to field marketing organizations .......       (12,756)       (12,510)       (10,469)
                                                                      ----------     ----------     ----------
Net cash used in investing activities ............................      (135,814)      (233,527)      (203,611)
Cash flows from financing activities:
 Receipts from universal life and investment products ............       304,216        345,442        294,529
 Withdrawals on universal life and investment products ...........      (318,371)      (257,260)      (208,529)
 Interest credited to policyholders ..............................       117,998        109,507         99,517
 Change in deferred liability and reserves .......................        24,868         19,587         14,511
 Proceeds from exercise of stock options .........................         7,423         15,372            226
 Proceeds from line of credit ....................................        10,000          5,000             --
 Proceeds from common stock issuance to Allianz Life .............        10,000             --             --
 Repurchase of common stock ......................................       (22,408)            --             --
 Dividends paid ..................................................        (1,915)            --             --
 Other financing activities ......................................         2,278          1,401            (21)
                                                                      ----------     ----------     ----------
Net cash provided by financing activities ........................       134,089        239,049        200,233
                                                                      ----------     ----------     ----------
Net (decrease) increase in cash and cash equivalents .............       (12,569)        13,150        (12,233)
Cash and cash equivalents at beginning of the year ...............        34,139         20,989         33,222
                                                                      ----------     ----------     ----------
Cash and cash equivalents at end of the year .....................    $   21,570     $   34,139     $   20,989
                                                                      ==========     ==========     ==========
Cash paid during the year for interest ...........................    $    2,117     $    2,148     $    1,984
                                                                      ==========     ==========     ==========
Cash paid during the year for income taxes .......................    $   12,941     $   14,100     $   16,263
                                                                      ==========     ==========     ==========

                            SEE ACCOMPANYING NOTES.

Life USA Holding, Inc.
                                       40

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997 AND 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     Life USA Holding, Inc. (the Company) was incorporated on February 26, 1987 in the State of Minnesota for the purpose of acquiring, managing and funding the operations of a life insurance company. During 1987, the Company acquired Financial Assurance, Incorporated (FAI), a Colorado domiciled stock life insurance company, authorized to issue life insurance products in 40 states and the District of Columbia. After the acquisition, the Company changed the name of FAI to LifeUSA Insurance Company, which conducts its life insurance business under the registered trade name of "LifeUSA."

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

     LifeUSA Insurance sells a variety of innovative life insurance and annuity products that offer long-term retirement benefits to consumers who seek protection against outliving their financial resources. The products of LifeUSA Insurance are sold by a national marketing and distribution system comprised of FMOs with independent agents and the products are serviced by home office staff.

     During 1996, the Company formed two wholly-owned subsidiaries: LifeUSA Securities and LifeUSA Marketing. LifeUSA Securities is a retail broker-dealer that distributes a full range of securities products, including non-proprietary mutual funds, variable life insurance and annuity contracts, and processes general securities transactions. LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investments in national FMOs.

     In July 1998, LTCAmerica was formed for the purpose of acquiring, managing and funding the operations of an insurance company offering life insurance, annuity and health insurance products providing long-term care benefits to consumers. LTCAmerica will seek to purchase, as a subsidiary, either an existing long-term care insurance company or a shell insurance company that will underwrite and issue long-term care insurance products. LTCAmerica is a majority-owned subsidiary of LifeUSA Insurance.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENTS
     The Company classifies investments at the time of purchase as held to maturity or available for sale. Investments that the Company has the ability and positive intent to hold to maturity are so classified and carried at amortized cost. All other investments are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

     The Company anticipates prepayments in the accounting for discounts and premiums related to its CMO investments. As differences arise between actual and anticipated prepayments, the effective yield of CMOs is recalculated to reflect actual prepayments to date and anticipated future prepayments. The net investment in the CMOs is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the CMOs.

     Realized gains and losses on sales of available for sale investments are recorded as revenue using the specific identification method. In addition, the amortization of deferred policy acquisition costs and other benefits to policyholders are adjusted for gains and losses realized on sales of available for sale investments that support policyholder liabilities. Changes in the fair value of available for sale investments are reflected directly in shareholders' equity, net of related adjustments for deferred policy acquisition costs and deferred taxes and related valuation allowances that would have been recorded if these investments would have been sold as of the balance sheet date.


                                       41
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


     Investments that are determined to have a decline in value that is other than temporary are written down to estimated fair value. This value becomes the investment's new cost basis and the amount of the write down is recorded as a realized loss. The Company does not own any such investments.

     INVESTMENT IN EQUITY METHOD SUBSIDIARIES
     The Company uses the equity method of accounting for the various organizations in which it holds a minority interest. The excess of amounts invested over the proportionate equity in the investees' net assets has been accounted for as goodwill and is being amortized over a 15-year life. The Company's investment in various companies is classified as investment in equity method subsidiaries and is included in other assets on the Consolidated Balance Sheet. Any gains or losses are reflected in the investment balance and are also reflected in other income on the Consolidated Statement of Income.

     CASH AND CASH EQUIVALENTS
     The Company considers investments with maturity at the date of their acquisition of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for these financial instruments are based on cost and approximate fair value.

     ACCOUNTING FOR OPTION CONTRACTS
     Certain LifeUSA Insurance annuity products provide an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's (S&P) 500 Index. LifeUSA Insurance has analyzed the characteristics of these benefits and has purchased option contracts tied to the S&P 500 Index with similar characteristics to hedge these risks. Management monitors correlation of in force amounts and option contract values to ensure proper matching. If persistency assumptions were to deviate significantly from anticipated rates, management would purchase or sell option contracts as deemed appropriate. As of December 31, 1998, management believes a proper hedge exists.

     The option contracts are reported at fair value in other assets on the Consolidated Balance Sheet. Unrealized gains and losses on the option contracts are recorded in other revenues on the Consolidated Statement of Income to offset increases in the future policy benefits liability for the index benefit that are shown in other benefits to policyholders on the Consolidated Statement of Income. The cost of the option contract is amortized over the life of the option contract and is reflected in the future policy benefits liability for the index benefit. Any realized gains at expiration are credited to policyholder reserves.

     LifeUSA Insurance purchases 5-year and 7-year "over-the-counter" European-Asian call option contracts based on the S&P 500 index. LifeUSA Insurance only purchases option contracts from counterparties rated AA- or better and the option contracts are not used for trading purposes.

     ACCOUNTING FOR CEDED COMMISSIONS AND EXPENSE ALLOWANCES Commissions and expense allowances, and the expenses associated with these revenues, are recognized in the period in which life insurance premiums and annuity deposits are ceded. The net cost of reinsurance for life insurance policies is realized ratably over the life of the affected business in relation to gross profits.

     ACCOUNTING FOR LIFE INSURANCE POLICIES AND ANNUITY CONTRACTS Revenues from universal life insurance and annuities represent amounts assessed against policyholders and are reported in the period that the amounts are assessed. The liability for future policy benefits for universal life insurance and annuities is equal to the sum of the balance that accrues to the benefit of policyholders, any amounts that have been assessed to compensate the insurer for services to be performed over future periods, an accrual for future retirement bonuses and any amounts previously assessed against policyholders that are refundable on termination of the contract. The liability for contracts in a payout status is based on the 1983 Individual Annuity Table at interest rates ranging from 5.25% to 10.25%.

     For business written directly, LifeUSA Insurance defers the cost of acquiring new business, principally sales compensation, policy issue costs, underwriting and other related sales expenses. LifeUSA Insurance defers the same proportion of costs of acquiring new business as the proportion of business retained. For the Allianz/LUSA Business assumed by LifeUSA Insurance, the amount of the allowance paid by LifeUSA


Life USA Holding, Inc.
                                       42

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


Insurance to Allianz Life as the cost of acquiring new business is deferred. These deferred costs are amortized over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies.


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

     The Company has also established an asset for assessments expected to be recovered through future premium tax offsets. Although changing legislative initiatives may affect the right to offset, the Company is currently unaware of any such initiatives affecting the recoverability of the asset recorded at December 31, 1998.

     In December 1997, the American Institute of Certified Public Accountants (AICPA) released Statement of Position (SOP) 97-3 titled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP was adopted by the Company in the first quarter of 1998. As the accounting prescribed by the SOP is generally consistent with the Company's former method of accounting for assessments, adoption did not have a material impact on the Company's financial statements.


     EARNINGS PER COMMON SHARE
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. It excludes the effects of options, warrants and convertible securities. Diluted earnings per share is computed based on the weighted average number of shares outstanding assuming that the proceeds from conversion of all stock options and warrants shall be used to purchase common stock at the average market price during the period. See Note 8 to the Consolidated Financial Statements for the 1998, 1997, and 1996 calculation of basic and diluted earnings per common share.


     INCOME TAXES
     Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company files a life-nonlife consolidated federal income tax return. Allocation of consolidated federal income tax is based upon separate company federal income tax provision calculations.

     In 1998, the Internal Revenue Service completed the audit of the Company's and LifeUSA Insurance's federal income tax returns for the years 1993 through 1996. There were no material adjustments as a result of the examination.


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


     REINSURANCE
     The Company reports assets and liabilities related to ceded life insurance and annuity contracts on a gross basis. Specifically, account values ceded to reinsurers are reflected as a receivable and the liability for future policy benefits is recorded on a gross basis.


                                       43
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)


     NEW FINANCIAL ACCOUNTING STANDARDS
     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 defines the accounting treatment and disclosure requirements for securities lending programs. During the third quarter of 1997, the Company entered a securities lending program with the custodial bank of its fixed maturity investment portfolio. The Company currently reports fees earned under this arrangement in net investment income. The effective date of the securities lending provisions of SFAS No. 125 was amended by SFAS No. 127 to apply to transactions occurring after December 31, 1997 and was adopted by the Company in the first quarter of 1998. The adoption of this statement had no impact on its financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 was adopted by the Company in the first quarter of 1998. The effect of the statement is merely a change in presentation on the balance sheet and statement of shareholders' equity. The adoption of this statement had no impact on the amount of net income, earnings per common share or total shareholders' equity reported.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. SFAS No. 131 was adopted by the Company for the year ended December 31, 1998. Management currently has organized the Company into three business segments in order to focus on the distinct functional characteristics associated with the activities performed by each. The results of operations for the Company's Insurance, Marketing and Corporate business segments are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations on Business Segments.


     In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal use." The Company plans to adopt the SOP on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. As a result of adopting the new SOP, the Company expects to capitalize approximately $1.3 million related to internal use software developed projects in 1999 that otherwise would have been expensed as incurred.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the option contracts owned by the Company, used as hedges against changes in cash flow or the fair value of specified assets or liabilities. This statement is required to be adopted in years beginning after September 15, 1999. The Company has not yet determined the impact of the new statement.

     RECLASSIFICATIONS
     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

Life USA Holding, Inc.
                                       44

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

NOTE 2. INVESTMENTS
     The amortized cost and fair value of fixed maturity investments as of December 31, 1998 and 1997 are as follows (in thousands):


                                                                          GROSS          GROSS
                                                        AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                           COST           GAINS         LOSSES          VALUE
                                                      -------------   ------------   ------------   -------------
1998:
AVAILABLE FOR SALE
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ............    $   12,485        $ 1,845        $    3       $   14,327
 Foreign government obligations ...................        36,726          3,553            --           40,279
 Taxable municipals ...............................         6,062            154            --            6,216
 Investment grade corporate obligations ...........       707,388         45,151           900          751,639
 Non investment grade corporate obligations .......        21,581             --         2,197           19,384
 Mortgage-backed securities .......................       181,963          6,883            --          188,846
                                                       ----------        -------        ------       ----------
                                                       $  966,205        $57,586        $3,100       $1,020,691
                                                       ==========        =======        ======       ==========
HELD TO MATURITY
 U.S. Treasury securities and obligations of U.S
  government corporations and agencies ............    $   24,751        $ 7,005        $   --       $   31,756
 Foreign government obligations ...................        10,570          1,247            --           11,817
 Taxable municipals ...............................         5,011             57            45            5,023
 Investment grade corporate obligations ...........       701,268         31,476         2,446          730,298
 Non investment grade corporate obligations .......         2,996             --            72            2,924
 Mortgage-backed securities .......................       514,476         17,788            73          532,191
                                                       ----------        -------        ------       ----------
                                                       $1,259,072        $57,573        $2,636       $1,314,009
                                                       ==========        =======        ======       ==========
1997:
AVAILABLE FOR SALE
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ............    $   13,940        $ 1,317        $    1       $   15,256
 Foreign government obligations ...................        26,395          2,086            --           28,481
 Investment grade corporate obligations ...........       623,303         30,057         1,797          651,563
 Non investment grade corporate obligations .......         4,907             --         1,225            3,682
 Mortgage-backed securities .......................       177,921          5,305            49          183,177
                                                       ----------        -------        ------       ----------
                                                       $  846,466        $38,765        $3,072       $  882,159
                                                       ==========        =======        ======       ==========
HELD TO MATURITY
 U.S. Treasury securities and obligations of U.S.
  government corporations and agencies ............    $   23,398        $ 4,911        $   --       $   28,309
 Foreign government obligations ...................        10,605            789            --           11,394
 Investment grade corporate obligations ...........       696,542         18,480         1,904          713,118
 Mortgage-backed securities .......................       518,943         18,027           170          536,800
                                                       ----------        -------        ------       ----------
                                                       $1,249,488        $42,207        $2,074       $1,289,621
                                                       ==========        =======        ======       ==========

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


                                       45
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 2. INVESTMENTS (CONTINUED)

     The amortized cost and fair value of fixed maturity investments at December 31, 1998, by contractual maturity, are as follows (in thousands):

                                                     AVAILABLE FOR SALE              HELD TO MATURITY
                                                 ---------------------------   -----------------------------
                                                  AMORTIZED         FAIR         AMORTIZED          FAIR
                                                     COST          VALUE            COST           VALUE
                                                 -----------   -------------   -------------   -------------
Due in one year or less ......................    $  7,051      $    7,106      $   66,353      $   66,571
Due after one year through five years ........     103,940         109,283         256,887         259,997
Due after five years through ten years .......     328,135         349,377         307,710         332,642
Due after ten years ..........................     345,116         366,079         113,646         122,608
                                                  --------      ----------      ----------      ----------
                                                   784,242         831,845         744,596         781,818
Mortgage-backed securities ...................     181,963         188,846         514,476         532,191
                                                  --------      ----------      ----------      ----------
Total ........................................    $966,205      $1,020,691      $1,259,072      $1,314,009
                                                  ========      ==========      ==========      ==========

     Expected maturities in the foregoing table may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

     During 1998, 1997 and 1996, the Company sold certain investments classified as available for sale. Proceeds from these sales were immediately reinvested in investments of a high grade similar to those investments sold. Gross gains of $1.3 million, $6.1 million and $1.9 million were realized on these sales in 1998, 1997 and 1996, respectively. Gross losses of $.5 million, $1.7 million and $.1 million were realized on these sales in 1998, 1997 and 1996, respectively. The recognition of these net realized gains resulted in an increase in the amortization of deferred policy acquisition costs and an increase in other benefits to policyholders of $.5 million, $3.3 million and $1.2 million in 1998, 1997 and 1996, respectively.

     In June 1998, a fixed maturity investment classified as held to maturity was sold with an amortized cost of $10 million. The realized gain on this sale was not significant. The sale of this fixed maturity investment was due to significant deterioration in the issuer's creditworthiness as indicated by downgrades by Standard & Poor's and Moody's Investor Services just prior to the sale.


     The components of net investment income are as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1998          1997          1996
                                       -----------   -----------   -----------
   Fixed maturities ................    $156,430      $142,548      $128,629
   Cash and cash equivalents .......       2,409         2,222         1,403
   Policy loans ....................         760           607           519
   Other ...........................         109            68            94
                                        --------      --------      --------
                                         159,708       145,445       130,645
   Investment expenses .............      (1,762)       (1,348)       (1,233)
                                        --------      --------      --------
   Net investment income ...........    $157,946      $144,097      $129,412
                                        ========      ========      ========

     During 1998, the Company had investment management agreements with Windsor, Investment Advisors, Inc. (IAI) and AIC, an affiliate of Allianz Life. For their services in 1998, Windsor, IAI and AIC were paid a fee based on the market value of investments at the end of each quarter. For the years ended December 31, 1998, 1997 and 1996, the Company paid an aggregate of $1.0 million, $1.1 million and $1.0 million, respectively, for investment management services.

     Fixed maturity investments with a total carrying value of $7.7 million are on deposit with various states in support of statutory requirements as of December 31, 1998.

Life USA Holding, Inc.
                                       46

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 2. INVESTMENTS (CONTINUED)

     The net unrealized gain on fixed maturity investments -- available for sale included in shareholders' equity consists of the following at December 31 (in thousands):

                                                      1998           1997          1996
                                                  ------------   ------------   ----------
   Gross unrealized gain on fixed maturity
    investments -- available for sale .........    $  54,486      $  35,693      $ 13,879
   Adjustments for:
      Deferred tax liability ..................      (19,070)       (12,835)       (4,858)
      Deferred policy acquisition costs .......      (33,818)       (22,629)       (8,748)
      Deferred tax asset ......................       11,836          7,920         3,062
                                                   ---------      ---------      --------
   Net unrealized gain on fixed maturity
    investments -- available for sale .........    $  13,434      $   8,149      $  3,335
                                                   =========      =========      ========

     The gross unrealized gain on fixed maturity investments -- available for sale before adjustments for deferred taxes and deferred policy acquisition costs increased (decreased) $18.8 million, $21.8 million and $(36.8) million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 3. EQUITY INTERESTS
     In 1996, LifeUSA Marketing acquired Tax Planning Seminars (TPS), a field marketing organization (FMO). In addition, LifeUSA Marketing holds minority equity interests of 50% of Life Sales LLC (LS), 40% of Creative Marketing International Corporation (CMIC), 45% of Personalized Brokerage Services, Inc.
(PBS), 35% of Ann Arbor Annuity Exchange (Ann Arbor), 40% of Roster Financial, LLC (Roster) and 40% of Signature Financial Services, Inc (SF). In April 1998, the Company purchased a 40% minority interest in Windsor, a Minneapolis-based investment management firm. TPS is included in the consolidated financial statements of the Company with elimination of intercompany profits and balances. LifeUSA Marketing and the Company use the equity method of accounting for the companies in which it holds a minority interest.

     As of December 31, 1998 and 1997, LifeUSA Marketing and the Company had invested $36.9 million and $21.1 million, respectively, in its various companies. The excess of amounts invested over the proportionate equity in the investees' net assets has been accounted for as goodwill and is being amortized over a 15-year life. Total amortization for the years ended December 31, 1998, 1997 and 1996 was $2.1 million, $1.0 million and $200,000, respectively.

     The LS, PBS, Ann Arbor, Roster and SF acquisition agreements contain certain provisions which permit and could require LifeUSA Marketing to purchase part or all of the remaining equity interests.

NOTE 4. LINE OF CREDIT
     During 1996, the Company entered into a line of credit agreement with two of the Reinsurers. The line of credit is available for use to fund certain investments and acquisitions the Company may make, capital contributions to LifeUSA Insurance, repurchase of common stock or capital expenditures. In 1997, the maximum borrowing allowed under this agreement was increased to $50 million. Borrowings under the line of credit, as amended, may be made through May 17, 2000, will mature on March 31, 2002 and will be subject to mandatory repayments from 25% of excess cash flow (as defined) for the prior calendar year on June 30, 2000 and March 31, 2001. The line of credit agreement contains various financial covenants, including maintenance of minimum levels of consolidated tangible net worth for the Company and statutory capital and surplus and risk-based capital for LifeUSA Insurance. The Company is required to pay a commitment fee of 1/4 of 1% per quarter on the average daily unused portion of the credit line. In September 1998, the Company borrowed $10 million under its line of credit increasing the total outstanding balance to $15 million. The Company has no other outstanding borrowings under this agreement.

NOTE 5. CONVERTIBLE SUBORDINATED DEBENTURES
     During 1995, Allianz Life purchased a 15-year, $30 million convertible subordinated debenture from the Company. In February 1998, Allianz Life converted the $30 million debenture it purchased from the Company into shares of common stock as described in Note 10 to the Consolidated Financial Statements.

                                       47
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 5. CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)


     Prior to 1993, the Company's agents and employees earned convertible subordinated debentures as a portion of their compensation. At December 31, 1998, $5.9 million of these debentures were outstanding. The debentures bear an 8% fixed interest rate which is payable annually. The debentures mature on June 30, 2000 or sooner at the option of the Company or mandatorily upon the sale of the Company. Subject to certain conditions, the debentures may be converted into shares of the Company's common stock at a conversion price of $25.50 per share through June 30, 1999. This conversion price increases by $1.50 per year up to a maximum of $27.00 per share. The debentures are subordinate to all present and future indebtedness of the Company, including lease obligations. During 1998 and 1997, $8,816 and $2,562 of debentures were converted to 380 and 110 shares of common stock, respectively. No debentures were converted in 1996.



NOTE 6. LEASES
     The Company leases office space, telephone equipment and furniture under operating leases expiring in various years through February 2001, with rights to lease additional office space at specified future dates and options to renew the leases for office space for an additional nine years and ten months from the expiration date. The office lease payments are subject to adjustment for real estate taxes and maintenance expenses. Rent expense on these operating leases charged to operations was $2.0 million, $1.9 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1998 are as follows (in thousands):


  1999 ..............    $2,334
  2000 ..............     2,334
  2001 ..............       389
                         ------
                         $5,057
                         ======

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

     COMMON STOCK TO BE ISSUED
     In connection with employee and Company contributions to the Life USA Holding, Inc. Employee Savings Plan (Savings Plan), 24,361 shares of common stock were to be issued at the price of $12.875 per share at December 31, 1998 and 35,458 shares of common stock were to be issued at prices ranging from $16.125 to $16.875 per share at December 31, 1997 to employee accounts under the Savings Plan.

     NOTES RECEIVABLE FROM STOCK SALES
     During 1998, 1997 and 1996, the Company issued common stock to several of its FMOs in exchange for promissory notes in order to provide additional incentives for the FMOs to increase the life insurance and annuity business produced for LifeUSA Insurance or through LifeUSA Insurance under its agreement with Allianz Life. The shares of common stock issued for the account of the FMO are held in the possession of the Company as security for the repayment of the promissory note. The promissory notes bear interest rates ranging from 8% to 10% per annum compounded monthly and are payable at maturity (the fifth anniversary of the date of the note).

     STOCK OPTION PLANS
     The Company has elected to follow Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for


Life USA Holding, Inc.
                                       48

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 7. CAPITAL STRUCTURE (CONTINUED)


Stock-Based Compensation," requires the use of highly subjective option valuation models that were developed for use in valuing publicly traded stock options. Currently, under APB No. 25, no compensation cost is recognized since the exercise price of the Company's stock options is equal to, or greater than, the market price of the underlying stock on the date of grant.

     In a recent proposed FASB Interpretation, the FASB limited the scope of APB No. 25 to individuals who meet the common law definition of an employee. As a result, options issued to directors and agents of the Company would have to be accounted for under SFAS No. 123. The final FASB Interpretation, which is expected to be issued in September 1999, is effective when issued. If adopted, the Interpretation would be applied prospectively but would be applied to plan modifications and grants that occur after December 15, 1998. The Company has not yet determined the impact of the proposed Interpretation.

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

     In 1990, the Company established the Life USA Holding, Inc. 1990 Stock Option Plan (the 1990 Stock Option Plan). The 1990 Stock Option Plan provides for the granting of stock options to employees and consultants of the Company. An aggregate of five million shares of common stock is reserved for issuance upon the exercise of the options granted. The purchase price of the shares of common stock subject to options granted under the 1990 Stock Option Plan is determined by a committee of the Board of Directors; the purchase price cannot be less than 100% of the fair market value on the date the option is granted for incentive stock options and cannot be less than 85% of the fair market value on the date the option is granted for non-qualified options. No options may be granted under the 1990 Stock Option Plan after September 2000. The option vesting period and exercise period are determined by the committee at the date of the grant. The vesting periods range from zero to four years. During 1996, the committee determined that the life of all outstanding employee stock options issued with a five year life would be extended to ten years and all future employee stock option grants would be issued with a life of ten years. The additional expense related to the grant extensions is disclosed separately in the 1996 pro forma disclosures.

     Based upon this information, the following assumptions were used in determining the SFAS 123 expense associated with the 1990 Stock Option Plan. The volatility used was 36.37%, 37.47% and 38.03% for 1998, 1997 and 1996, respectively; the risk free interest rates ranged from 4.39% to 4.86%, 5.07% to 5.70% and 5.04% to 6.38% for 1998, 1997 and 1996, respectively; and the expected option life was seven years for 1998, 1997 and 1996. The dividend yield for 1998 was .58% to 1.00%.


                                       49
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 7. CAPITAL STRUCTURE (CONTINUED)


     Exercise prices for options outstanding as of December 31, 1998 ranged from $6.00 to $28.00. A summary of the Company's stock option activity for the 1990 Stock Option Plan, and related information for the years ended December 31 follows (in thousands, except exercise price amounts):



                                             1998                         1997                        1996
                                 ---------------------------- ---------------------------- ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 --------- ------------------ --------- ------------------ --------- -----------------
Outstanding -- beginning of year   3,231        $  11.72        2,720        $  10.21        2,289       $  10.26
Granted equal to market ........     217           13.27          714           13.98          373           8.77
Granted above market ...........     203           21.39          178           19.84          151          12.96
Exercised ......................    (547)           9.22         (360)           8.82          (29)          7.00
Canceled .......................     (53)          17.83          (21)          11.48          (64)         11.50
                                   -----        --------        -----        --------        -----       --------
Outstanding -- end of year .....   3,051        $  12.82        3,231        $  11.72        2,720       $  10.21
                                   =====        ========        =====        ========        =====       ========
Exercisable -- end of year .....   2,426        $  12.73        2,154        $  11.53        1,858       $  10.39
                                   =====        ========        =====        ========        =====       ========
Weighted-average fair value of
 options granted during the year
 (using SFAS 123 assumptions) ..                $   5.32                     $   6.55                    $   4.21
                                                ========                     ========                    ========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1998 (in thousands, except exercise price and remaining contractual life amounts):



                                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      WEIGHTED-AVERAGE    -----------------------------   ----------------------------
                          REMAINING
     RANGE OF            CONTRACTUAL                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
  EXERCISE PRICES       LIFE IN YEARS      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
------------------   ------------------   --------   ------------------   --------   -----------------
  $ 6.00 -  9.00              5.1            474          $  7.54            388          $  7.21
  $ 9.01 - 13.50              6.3          1,564            11.21          1,295            11.07
  $13.51 - 20.25              8.3            794            16.14            524            16.35
  $20.26 - 28.00              8.2            219            23.72            219            23.72

     Beginning in 1992, the Company granted stock options as commission bonuses to LifeUSA Insurance agents (Agent Option Plan) based on net earned commissions on business written. The purchase price of shares of common stock subject to these options is the greater of $10.00 per share or 150% of the average closing bid price for the Company's common stock for the twenty days immediately preceding the end of the calendar quarter for which the stock option is granted. The options vest immediately upon issuance and expire on December 31 in the fifth year following the date of grant. As a result, 646,438 options granted in 1993 and 166,808 options granted in 1992 expired in 1998 and 1997, respectively. The Company discontinued the granting of stock options as production bonuses following the calendar quarter ended March 31, 1997.

     Based upon this information, the following assumptions were used in determining the SFAS 123 expense associated with the Agent Option Plan. The volatility used was 34.58% and 36.89% for 1997 and 1996 respectively; the risk free interest rates was 5.39% for 1997 and ranged from 6.10% to 6.15% for 1996; and the expected option life was four years for 1997 and 1996.


Life USA Holding, Inc.
                                       50

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 7. CAPITAL STRUCTURE (CONTINUED)


     Exercise prices for options outstanding as of December 31, 1998 ranged from $11.02 to $18.90. A summary of the Company's stock option activity for the Agent Option Plan, and related information for the years ended December 31 follows (in thousands, except exercise price amounts):



                                             1998                         1997                        1996
                                 ---------------------------- ---------------------------- ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 --------- ------------------ --------- ------------------ --------- -----------------
Outstanding -- beginning of year   3,256        $  15.44        4,237        $  14.58        3,482       $  14.93
Granted equal to market ........      --              --          101           15.71          862          13.38
Exercised ......................     (75)          12.19         (846)          11.83           --             --
Canceled .......................    (686)          21.49         (236)          13.11         (107)         16.37
                                   -----        --------        -----        --------        -----       --------
Outstanding -- end of year .....   2,495        $  13.87        3,256        $  15.44        4,237       $  14.58
                                   =====        ========        =====        ========        =====       ========
Exercisable -- end of year .....   2,495        $  13.87        3,256        $  15.44        4,237       $  14.58
                                   =====        ========        =====        ========        =====       ========
Weighted-average fair value of
 options granted during the year
 (using SFAS 123 assumptions) ..                $     --                     $   1.89                    $   2.37
                                                ========                     ========                    ========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1998 (in thousands, except exercise price and remaining contractual life amounts):



                                               OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      WEIGHTED-AVERAGE    -----------------------------   ----------------------------
                          REMAINING
     RANGE OF            CONTRACTUAL                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
  EXERCISE PRICES       LIFE IN YEARS      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
------------------   ------------------   --------   ------------------   --------   -----------------
  $ 9.01 - 13.50              2.3          1,024          $  12.24         1,024         $  12.24
  $13.51 - 20.25              1.9          1,471             15.00         1,471            15.00

     During 1993, the Company established the LifeUSA Director Option Plan (Director Option Plan) which provides for the granting of stock options to members of the Company's Board of Directors who are not and have not been full-time employees of the Company or any of its subsidiaries. Each such director receives a non-qualified stock option to purchase 1,000 shares of common stock for each meeting of the Board of Directors attended. The exercise price of the option is equal to the fair market value of the stock on the date of the meeting. An aggregate of 200,000 shares of common stock is reserved for issuance upon the exercise of the options granted. These options vest immediately, are exercisable six months and one day after issuance, and expire on the earlier of five years from issuance or one year after the director ceases to be a member of the Board of Directors.

     Based upon this information, the following assumptions were used in determining the SFAS 123 expense associated with the Director Option Plan. The volatility used was 34.36%, 34.58% and 36.89% for 1998, 1997 and 1996 respectively; the risk free interest rates ranged from 4.58% to 4.62%, 4.97% to 5.21% and 6.03% to 6.10% for 1998, 1997 and 1996, respectively; and the expected option life was four years for 1998, 1997 and 1996. The dividend yield for 1998 was .61% to .81%.


                                       51
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 7. CAPITAL STRUCTURE (CONTINUED)


     Exercise prices for options outstanding as of December 31, 1998 ranged from $8.25 to $18.13. A summary of the Company's stock option activity for the Director Option Plan, and related information for the years ended December 31 follows (in thousands, except exercise price amounts):



                                             1998                         1997                        1996
                                 ---------------------------- ---------------------------- ---------------------------
                                            WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 --------- ------------------ --------- ------------------ --------- -----------------
Outstanding -- beginning of year    69          $  11.61          65         $  10.78         45         $  11.67
Granted equal to market ........    16             14.33          16            13.41         20             8.78
Canceled .......................      (6)          19.27          --               --         --               --
Exercised ......................    --                --         (12)            9.51         --               --
Outstanding -- end of year .....    79          $  11.58          69         $  11.61         65         $  10.78
                                    ====        ========         ===         ========         ==         ========
Exercisable -- end of year .....    71          $  11.43          62         $  11.08         55         $  11.12
                                    ====        ========         ===         ========         ==         ========
Weighted-average fair value of
 options granted during the year
 (using SFAS 123 assumptions) ..                $   4.81                     $   4.62                    $   3.28
                                                ========                     ========                    ========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1998 (in thousands, except exercise price and remaining contractual life amounts):



                                                OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                       WEIGHTED-AVERAGE    -----------------------------   ----------------------------
                           REMAINING
      RANGE OF            CONTRACTUAL                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
  EXERCISE PRICES        LIFE IN YEARS      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
-------------------   ------------------   --------   ------------------   --------   -----------------
   $ 6.00 -  9.00              1.9           24            $  8.57           24            $  8.57
   $ 9.01 - 13.50              2.1           32              10.70           28              10.47
   $13.51 - 20.25              3.4           23              15.96           19              16.43

     For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense in the year of grant. During 1998, the expense has been reduced by dividend payments to shareholders and by amounts deferred from previous years' cost of acquiring new business. This amount has been calculated using a method consistent with that utilized by LifeUSA Insurance to defer commissions paid to agents. The Company's pro forma information follows (in thousands, except for earnings per share information):



                                                1998                               1997
                                 ----------------------------------- --------------------------------
                                                RANGE OF VALUES                    RANGE OF VALUES
                                            ------------------------            ---------------------
                                  SFAS 123     HIGH         LOW       SFAS 123     HIGH        LOW
                                 ---------- ---------- ------------- ---------- ---------- ----------
Reported net income ............  $ 21,907   $ 21,907     $21,907     $ 26,978   $ 26,978   $ 26,978
Additional expense: ............
  1990 Stock Option Plan:
  Original grants ..............    (1,217)    (1,627)      (443)       (3,415)    (4,275)    (1,328)
  Grant extensions .............        --         --         --            --         --         --
  Agent Option Plan ............       (21)       (32)          (7)       (158)      (259)       (60)
  Director Option Plan .........       (41)       (55)       (27)          (43)       (56)       (26)
                                  --------   --------     --------    --------   --------   --------
Pro forma net income ...........  $ 20,628   $ 20,193     $21,430     $ 23,362   $ 22,388   $ 25,564
                                  ========   ========     ========    ========   ========   ========
  Pro forma earnings per share:
  Basic ........................  $    .80   $    .79     $  .84      $   1.07   $   1.03   $   1.17
                                  ========   ========     ========    ========   ========   ========
  Diluted ......................  $    .78   $    .77     $  .81      $    .96   $    .92   $   1.05
                                  ========   ========     ========    ========   ========   ========



                                               1996
                                 --------------------------------
                                               RANGE OF VALUES
                                            ---------------------
                                  SFAS 123     HIGH        LOW
                                 ---------- ---------- ----------
Reported net income ............  $ 23,454   $ 23,454   $23,454
Additional expense: ............
  1990 Stock Option Plan:
  Original grants ..............    (1,273)    (1,626)     (444)
  Grant extensions .............    (3,628)    (5,091)     (981)
  Agent Option Plan ............      (998)    (1,512)     (320)
  Director Option Plan .........       (38)       (49)      (21)
                                  --------   --------   -------
Pro forma net income ...........  $ 17,517   $ 15,176   $21,688
                                  ========   ========   =======
  Pro forma earnings per share:
  Basic ........................  $    .84   $    .73   $  1.05
                                  ========   ========   =======
  Diluted ......................  $    .79   $    .69   $   .97
                                  ========   ========   =======


Life USA Holding, Inc.
                                       52

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 7. CAPITAL STRUCTURE (CONTINUED)


     SAVINGS PLAN
     In 1990, the Company adopted the Savings Plan. An aggregate of 1,000,000 shares of common stock is reserved for issuance by the Savings Plan. All permanent employees age 18 and over are eligible to participate in the Savings Plan. Participants may contribute from 1% to 15% of their annual salary to the Savings Plan, and the Company will match these contributions at a percentage to be determined annually at the discretion of the Company. The Company may also contribute a discretionary profit sharing amount, determined annually. Prior to January 1, 1998, contributions made to the Savings Plan by the Company were invested in common stock of the Company. Effective January 1, 1998, Company contributions may be in the form of common stock of the Company or cash contributions to the employee's elected mutual funds in the Savings Plan. During the years of 1998, 1997 and 1996, the Company matched the participants' contributions dollar-for-dollar up to 6% of their annual salaries. The Company's expense for the years ended December 31, 1998, 1997 and 1996, was $1.2 million, $1.1 million and $.9 million, respectively.

     STOCK REPURCHASE PROGRAM
     In July 1998, the Company announced that its Board of Directors authorized a program to repurchase up to four million shares of its common stock through periodic purchases in the marketplace. The shares to be repurchased represented approximately 15% of the Company's 26.0 million shares outstanding. As of December 31, 1998, 1.8 million shares have been repurchased by the Company at an average price of $12.50 per share. Repurchased shares will be deemed to be outstanding shares for purposes of calculating the 35% of the outstanding common stock of the Company to be acquired under the agreement with Allianz Life. See
Note 10 to the Consolidated Financial Statements for more details.

     DIVIDENDS
     In January 1999, the Company announced that its Board of Directors declared a cash dividend of 2.5 cents per share for the fourth quarter of 1998, payable on February 12, 1999 to shareholders of record as of January 28, 1999. The Company declared similar dividends for the first, second and third quarters of 1998. It is the intention of the Board of Directors to pay regular quarterly dividends in 1999 of 2.5 cents per share, or ten cents per share on an annual basis.

     The ability of the Company to pay dividends is limited because a majority of the Company's revenues is produced by LifeUSA Insurance, and distributions by LifeUSA Insurance to the Company are subject to permission and other limitations imposed by the Department of Commerce of the State of Minnesota. LifeUSA Insurance paid $2.5 million in extraordinary dividends to the Company during 1998 and 1997 and $5 million in January 1999, as permitted by the Department of Commerce of the State of Minnesota.


                                       53
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

NOTE 8. EARNINGS PER SHARE
     Basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 were computed as follows (dollars in thousands, except per share amounts):

                                                                     YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                              1998              1997              1996
                                                        ---------------   ---------------   ---------------
BASIC
Weighted-average shares outstanding .................      25,659,567        21,795,258        20,762,192
                                                           ==========        ==========        ==========
Net income ..........................................    $     21,907      $     26,978      $     23,454
                                                         ============      ============      ============
Per common share amount .............................    $        .85      $       1.24      $       1.13
                                                         ============      ============      ============
DILUTED
Average shares outstanding and to be issued .........      25,665,658        21,808,351        20,767,538
Effect of dilutive securities: employee stock
 options, convertible debentures and warrants .......         760,633           929,208           171,714
Shares assuming conversion of convertible
 subordinated debentures ............................              --         2,422,878         2,419,411
                                                         ------------      ------------      ------------
Adjusted weighted-average shares ....................      26,426,291        25,160,437        23,358,663
                                                         ============      ============      ============
Net income ..........................................    $     21,907      $     26,978      $     23,454
Add convertible subordinated debenture interest,
 net of federal income tax effect ...................              85               870               870
                                                         ------------      ------------      ------------
Adjusted net income .................................    $     21,992      $     27,848      $     24,324
                                                         ============      ============      ============
Per common share amount .............................    $        .83      $       1.11      $       1.04
                                                         ============      ============      ============

NOTE 9. INCOME TAXES
     Income taxes consist of the following (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                           1998         1997         1996
                                        ----------   ----------   ----------
   Current income taxes:
     Federal ........................    $11,304      $15,346      $ 14,459
     State ..........................        187          277           821
                                         -------      -------      --------
   Total current income taxes .......     11,491       15,623        15,280
   Deferred income taxes ............      1,759          470        (1,669)
                                         -------      -------      --------
      Total income taxes ............    $13,250      $16,093      $ 13,611
                                         =======      =======      ========

     The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate for the years ended December 31 is as follows (in thousands):

                                                             1998                   1997                   1996
                                                    ---------------------- ---------------------- ----------------------
                                                     PROVISION     RATE     PROVISION     RATE     PROVISION     RATE
                                                    ----------- ---------- ----------- ---------- ----------- ----------
   Income taxes based on the statutory rate .......   $12,305       35.0%    $15,075       35.0%    $12,973       35.0%
   State income tax, net of federal benefit .......       266         .8         366         .8         453        1.2
   Other taxes ....................................       679        1.9         652        1.1         185         .5
                                                      -------       ----     -------       ----     -------       ----
    Total income taxes ............................   $13,250       37.7%    $16,093       37.4%    $13,611       36.7%
                                                      =======       ====     =======       ====     =======       ====

Life USA Holding, Inc.
                                       54

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 9. INCOME TAXES  (CONTINUED)

     The components of the deferred tax provision (benefit) for the years ended December 31 are as follows (in thousands):

                                                    1998          1997          1996
                                                -----------   -----------   -----------
   Deferred policy acquisition costs ........    $  3,784      $  4,511      $  3,548
   Future policy benefits ...................      (4,162)       (5,279)       (3,840)
   Deferred agent compensation ..............         187           260            49
   State guaranty fund assessments ..........         300           749        (1,109)
   Other ....................................       1,650           229          (317)
                                                 --------      --------      --------
                                                 $  1,759      $    470      $ (1,669)
                                                 ========      ========      ========

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
   Deferred tax assets:
      Future policy benefits .......................    $ 61,584     $57,422
      Unrealized gains/losses on investments .......      11,836       7,920
      Deferred agent compensation ..................       2,217       2,404
      State guaranty fund assessments ..............       1,109       1,109
      Other ........................................      10,637       7,978
                                                        --------     -------
   Total gross deferred tax assets .................      87,383      76,833
   Deferred tax liabilities:
      Deferred policy acquisition costs ............      75,831      72,047
      Unrealized gains/losses on investments .......      19,070      12,835
      State guaranty fund assessments ..............       1,524       1,013
      Other ........................................      10,130       7,451
                                                        --------     -------
   Total gross deferred tax liabilities ............     106,555      93,346
                                                        --------     -------
   Net deferred tax liability ......................    $ 19,172     $16,513
                                                        ========     =======

NOTE 10. AGREEMENT WITH ALLIANZ LIFE
     In an agreement announced in January 1998 ("the agreement with Allianz Life"), Allianz Life will acquire up to 35 percent of the outstanding common stock of the Company over the period ending 2002, and the marketing agreement between the two companies was extended to December 31, 2000. Allianz Life will acquire its interest in the Company as a result of several specific actions:

     First, over a five-year period ending 2002, Allianz Life will purchase from the Company $100 million of newly issued common stock in increments of $10 million semi-annually. The purchase of common stock will provide the Company with $100 million of equity capital through the use of a financing vehicle called a Sequentially Timed Equity Placement. The price at which Allianz Life will purchase the common stock will be at 250 percent of the Company's book value per share (excluding SFAS No. 115) at the time the common stock is issued. If the price at which Allianz Life would purchase the Company's common stock, calculated at 250 percent of the then current book value, is more than 200 percent of the current market price at the time the common stock is tendered, Allianz Life can decline to purchase the stock. However, in such an event, the Company may require Allianz Life to purchase a convertible debenture for a like amount of capital. The convertible debenture would include a 10 year term, interest only payments for the first five years, interest at a rate equal to the 10 year U.S. treasury bond, at the time of issue, conversion at 200 percent of the market price at issue, and a mandatory conversion provision at 80 percent of the conversion price. Second, in February 1998, Allianz Life converted the $30 million debenture it purchased from the Company in 1995. In order to complete the conversion, the Company issued Allianz Life 2.43 million shares of common stock at

                                       55
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 10. AGREEMENT WITH ALLIANZ LIFE (CONTINUED)


a conversion price of $12.34 per share. Allianz Life also exercised its preemptive rights and purchased 241,846 additional shares at $12.36 per share.

     Third, Allianz Life purchased 925,000 shares from certain members of the Company's management at $16.44 per share. In addition, Allianz Life may acquire an additional 1,604,104 shares of the Company's common stock in open market purchases through February 6, 2000.

     In August 1998, Allianz Life acquired 406,092 shares of the Company's common stock with the initial $10 million semi-annual installment. As of December 31, 1998 Allianz Life had purchased an aggregate of 5,304,056 shares.

     Allianz Life has nominated two individuals to the Company's Board of Directors, and additional directors may be nominated proportional to Allianz Life's percentage ownership. The agreement limits Allianz Life's ownership to 35% of the Company's common stock (excluding the effect of the Company's share repurchase program), precludes it from making management changes and provides certain other standstill protections.


NOTE 11. RELATED PARTY TRANSACTIONS
     The Company currently has investment management agreements with Windsor and AIC. For their services in 1998, Windsor and AIC were paid a fee based on the market value of investments at the end of each quarter. For the years ended December 31, 1998, 1997 and 1996, the Company paid Windsor and AIC an aggregate of $.4 million, $.2 million and $.1 million, respectively, for investment management services.

     The Company incurred legal fees of $.7 million, $.4 million and $.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, from the law firm of which one of its directors and two officers of the Company are members. Members of such firm beneficially owned 281,830 shares of the Company at December 31, 1998, or approximately 1.1% of the then outstanding shares.

     The Company incurred actuarial and other consulting fees of $.8 million, $1.2 million and $.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, from the firm of which one of its directors is a member.

     The Company incurred legal and other consulting fees of $.1 million, $.2 million, and $.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, from the firm of which one of its directors is a member.


Life USA Holding, Inc.
                                       56

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

NOTE 12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES Changes in operating assets and liabilities consist of (in thousands):


                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1998           1997           1996
                                                               ------------   ------------   ------------
Increase in policy loans ...................................    $  (1,649)     $  (1,628)     $  (1,553)
Increase in accrued investment income ......................       (2,753)        (3,142)        (4,324)
Increase in recoverable on paid losses and amounts due
 from reinsurers ...........................................      (11,848)       (10,791)        (7,678)
(Increase) decrease in other assets ........................      (10,743)         8,551          2,636
Increase in other policyholders' funds .....................          631          3,827            928
Increase (decrease) in amounts due reinsurers ..............        5,143         14,798         (3,698)
(Decrease) increase in accrued commissions to agents .......       (2,593)         1,340         (1,121)
Decrease in taxes, licenses and fees payable ...............       (2,392)        (9,453)        (1,045)
(Decrease) increase in accounts payable ....................          (61)        (1,644)         2,196
Increase in other liabilities ..............................       10,444          1,258            312
                                                                ---------      ---------      ---------
                                                                $ (15,821)     $   3,116      $ (13,347)
                                                                =========      =========      =========
Supplemental schedule of noncash financing activities:
  Issuance of stock upon conversion of convertible
   subordinated debentures .................................    $      11      $       3      $      --
  Issuance of stock to employees as compensation ...........        1,835          1,220          1,436
  Issuance of stock upon conversion of convertible
   subordinated debenture and shares associated with
   agreement with Allianz Life .............................       42,619             --             --

NOTE 13. STATUTORY CAPITAL AND SURPLUS
     LifeUSA Insurance, domiciled in Minnesota, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Department of Commerce of the State of Minnesota. LifeUSA Insurance does not utilize any accounting practices in the preparation of its statutory financial statements that differ from those prescribed by the Department of Commerce of the State of Minnesota.

     At December 31, 1998 and 1997, LifeUSA Insurance had statutory capital and surplus of $113.1 million and $103.7 million, respectively, as reported to regulatory authorities. The Company made no capital contributions to LifeUSA Insurance in 1998 or 1997. LifeUSA Insurance paid $2.5 million in extraordinary dividends to the Company during 1998 and 1997 and $5 million in January 1999. The extraordinary dividends were permitted by the Department of Commerce of the State of Minnesota. LifeUSA Insurance's ability to pay dividends in the future is subject to compliance with Minnesota insurance laws and regulations. Statutory net income for the years ended December 31, 1998, 1997 and 1996 was $17.2 million, $18.4 million and $13.2 million, respectively. Differences between net income and statutory net income arise primarily from deferred policy acquisition costs, future policy benefits, deferred income taxes, amortization of licenses and noncash transactions relating to agent advances.


                                       57
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 QUARTER ENDED
                             ------------------------------------------------------
                              MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                             ----------   ---------   --------------   ------------
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
Revenues .................    $92,078      $89,697       $ 88,767         $92,106
Net income ...............      6,009        5,574          5,168           5,156
Earnings per common share:
  Basic ..................        .23          .22            .20             .20
  Diluted ................        .23          .21            .20             .20
1997:
Revenues .................    $79,352      $91,816       $107,187         $91,548
Net income ...............      5,145        5,331          9,628           6,874
Earnings per common share:
 Basic ...................        .24          .25            .44             .31
 Diluted .................        .22          .23            .38             .27

     The results for the quarters ended December 31 were impacted by the following items (dollars in thousands, except per share amounts):


                                                                 1998                        1997
                                                      --------------------------   -------------------------
                                                         INCREASE (DECREASE)          INCREASE (DECREASE)
                                                      --------------------------   -------------------------
                                                       NET INCOME     PER SHARE     NET INCOME     PER SHARE
                                                      ------------   -----------   ------------   ----------
Net realized gains on investments .................       $ --           $ --          $ 76        $   .00
Credits for state guaranty fund assessments .......        413            .01           977            .04

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     CASH AND CASH EQUIVALENTS AND POLICY LOANS
     The carrying amounts reported in the Consolidated Balance Sheet for these financial instruments approximate fair value.

     DERIVATIVE FINANCIAL INSTRUMENTS
     LifeUSA purchases 5-year and 7-year "over-the-counter" European-Asian call option contracts based on the S&P 500 index. The Company only purchases option contracts from counterparties rated AA- or better and the option contracts are not used for trading purposes. The notional par amounts of the option contracts were $51,000 and $5,000 at December 31, 1998 and 1997, respectively. Fair values are based on quoted market prices.

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

     The fair value of the Company's deferred policy acquisition costs is not required to be disclosed. However, in the event that the fair value of the liabilities for deferred annuity contracts, supplemental contracts without life contingencies and in-benefit annuity contracts were realized (i.e., the business is sold or completely ceded to a third party), the deferred policy acquisition cost asset with a carrying value of $195.8 million and $182.8 million at December 31, 1998 and 1997, respectively, would have a fair value of $0.


Life USA Holding, Inc.
                                       58

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


     CONVERTIBLE SUBORDINATED DEBENTURES AND LONG-TERM DEBT
     The fair value of convertible subordinated debentures and long-term debt is estimated using discounted cash flow analyses, based on interest rates for similar types of financial instruments with consistent maturities.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):


                                                     DECEMBER 31, 1998                 DECEMBER 31, 1997
                                              -------------------------------   --------------------------------
                                               CARRYING VALUE     FAIR VALUE     CARRYING VALUE      FAIR VALUE
                                              ----------------   ------------   ----------------   -------------
ASSETS
Fixed maturity investments:
  Available for sale ......................      $1,020,691      $1,020,691        $  882,159       $  882,159
  Held to maturity ........................       1,259,072       1,314,009         1,249,488        1,289,621
Policy loans ..............................          34,939          34,939            29,003           29,003
Cash and cash equivalents .................          21,570          21,570            34,139           34,139
Option contracts ..........................          11,384          11,384               848              848
Future policy benefits recoverable
 and amounts due from reinsurers ..........       2,658,485       2,423,527         2,449,309        2,211,385
LIABILITIES
Investment contracts:
  Deferred annuities ......................      $3,439,658      $3,014,152        $3,333,160       $2,873,536
  Supplementary contracts and
   in-benefit annuities ...................       1,275,773       1,296,468         1,076,337        1,118,775
Long-term debt ............................          15,000          15,875             5,000            5,369
Convertible subordinated debentures .......           5,898           6,314            36,030           46,955

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

     Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of estimated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.


NOTE 16. REINSURANCE
     For details regarding life insurance and annuity reinsurance ceded and assumed refer to the information under the caption "General-Reinsurance" on pages 11 through 13 of this Annual Report and Form 10-K. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.


NOTE 17. CONTINGENCIES
     For details of current legal proceedings outstanding, refer to LEGAL PROCEEDINGS on page 66 of this Annual Report and Form 10-K. Such information is incorporated by reference into these Notes to Consolidated Financial Statements.


                                       59
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

NOTE 18. LIFE USA HOLDING, INC. (PARENT ONLY) FINANCIAL INFORMATION


                            LIFE USA HOLDING, INC.
                                 (PARENT ONLY)
                                 BALANCE SHEET

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1998             1997
                                                                   --------------   -------------
                              ASSETS
Fixed maturity investments -- available for sale, at fair value
 (amortized cost: $3,271 at December 31, 1998 and $8,139 at
 December 31, 1997) ............................................      $  3,584        $  7,161
Cash and cash equivalents ......................................         8,817           9,009
Fixed assets and leasehold improvements, net ...................         5,459           5,828
Investments in subsidiaries, net ...............................       280,090         245,819
Deferred income taxes ..........................................         2,530           2,039
Other assets ...................................................        13,543           7,624
                                                                      --------        --------
                                                                      $314,023        $277,480
                                                                      ========        ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Amounts due reinsurers ........................................      $    211        $    428
 Accounts payable ..............................................         4,866           4,878
 Accrued commissions to agents .................................         3,534           4,575
 Convertible subordinated debentures ...........................         5,898          36,030
 Long-term debt ................................................        15,000           5,000
 Other policyholders' funds ....................................            13              15
 Other liabilities .............................................         4,516           4,154
                                                                      --------        --------
  Total liabilities ............................................        34,038          55,080
Shareholders' equity:
 Preferred stock, $.01 par value; 15,000,000 shares authorized,
  none issued ..................................................            --              --
 Common stock, $.01 par value; 60,000,000 shares authorized,
  24,752,156 shares issued and outstanding (22,723,830 shares at
  December 31, 1997) ...........................................           248             227
 Common stock to be issued, 24,361 shares (35,458 shares at
  December 31, 1997) ...........................................           328             565
 Additional paid-in capital ....................................       150,096         108,372
 Notes receivable from stock sales .............................        (4,266)         (7,477)
 Retained earnings .............................................       120,145         112,564
 Accumulated other comprehensive income: Net unrealized gain
  on fixed maturity investments -- available for sale ..........        13,434           8,149
                                                                      --------        --------
  Total shareholders' equity ...................................       279,985         222,400
                                                                      --------        --------
                                                                      $314,023        $277,480
                                                                      ========        ========

Life USA Holding, Inc.
                                       60

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1998, 1997 AND 1996

 NOTE 18. LIFE USA HOLDING, INC. (PARENT ONLY) FINANCIAL INFORMATION
                                                   (CONTINUED)


                            LIFE USA HOLDING, INC.
                                 (PARENT ONLY)
                              STATEMENT OF INCOME

                            (DOLLARS IN THOUSANDS)


                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          1998         1997         1996
                                                       ----------   ----------   ----------
Revenues:
 Management fees ...................................    $ 35,119     $ 34,976     $ 32,476
 Net investment income .............................       1,361          810        1,378
 Commissions and expense allowances, net ...........      69,599       80,305       63,222
 Equity in income of wholly-owned subsidiaries .....      19,696       23,972       21,321
 Other .............................................         848          553          316
                                                        --------     --------     --------
  Total revenues ...................................     126,623      140,616      118,713
Expenses:
 Commissions .......................................      43,276       50,381       38,133
 Salaries and employee benefits ....................      26,910       25,456       24,720
 Depreciation and amortization .....................       2,023        1,705        1,246
 Interest expense ..................................       1,386        2,194        1,982
 Other .............................................      29,465       31,763       27,609
                                                        --------     --------     --------
  Total expenses ...................................     103,060      111,499       93,690
                                                        --------     --------     --------
Income before income taxes .........................      23,563       29,117       25,023
Income taxes .......................................       1,656        2,139        1,569
                                                        --------     --------     --------
Net income .........................................    $ 21,907     $ 26,978     $ 23,454
                                                        ========     ========     ========



                                       61
                                                          Life USA Holding, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996

 NOTE 18. LIFE USA HOLDING, INC. (PARENT ONLY) FINANCIAL INFORMATION
 (CONTINUED)


                            LIFE USA HOLDING, INC.
                                 (PARENT ONLY)
                            STATEMENT OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            1998           1997           1996
                                                        ------------   ------------   ------------
Cash flows from operating activities:
 Net income .........................................    $  21,907      $  26,978      $  23,454
 Adjustments to reconcile net income to net
  cash provided by operating activities .............      (13,486)       (22,060)       (10,147)
                                                         ---------      ---------      ---------
Net cash provided by operating activities ...........        8,421          4,918         13,307
Cash flows from investing activities:
 Fixed maturity investments -- available for sale:
   Purchases ........................................           --         (4,907)            --
   Proceeds from sales ..............................        4,916             --             --
   Proceeds from maturities and principal
    payments on mortgage-backed securities ..........           --          2,000             --
 Investment in LifeUSA Securities, Inc. .............       (1,605)        (1,320)          (285)
 Investment in LifeUSA Marketing, Inc. ..............      (16,047)       (10,382)        (9,250)
 Loans to field marketing organizations .............           --         (1,605)        (1,219)
 Capital expenditures ...............................       (1,255)        (1,650)        (2,629)
                                                         ---------      ---------      ---------
Net cash used in investing activities ...............      (13,991)       (17,864)       (13,383)
Cash flows from financing activities:
 Proceeds from exercise of stock options ............        7,423         15,372            226
 Proceeds from line of credit .......................       10,000          5,000             --
 Proceeds from common stock issuance to
  Allianz Life ......................................       10,000             --             --
 Repurchase of common stock .........................      (22,408)            --             --
 Dividends paid .....................................       (1,915)            --             --
 Other financing activities .........................        2,278          1,401            (25)
                                                         ---------      ---------      ---------
Net cash provided by financing activities ...........        5,378         21,773            201
                                                         ---------      ---------      ---------
Net (decrease) increase in cash and cash
 equivalents ........................................         (192)         8,827            125
Cash and cash equivalents at beginning
 of the year ........................................        9,009            182             57
                                                         ---------      ---------      ---------
Cash and cash equivalents at end of the year ........    $   8,817      $   9,009      $     182
                                                         =========      =========      =========
Cash paid during the year for interest ..............    $   2,117      $   2,148      $   1,984
                                                         =========      =========      =========
Cash paid during the year for income taxes ..........    $  12,604      $  13,612      $  15,782
                                                         =========      =========      =========
Supplemental schedule of noncash investing and
 financing activities:
 Issuance of stock upon conversion of
  convertible subordinated debentures ...............    $      11      $       3      $      --
 Issuance of stock to employees as compensation              1,835          1,220          1,436
 Fixed assets contributed to LifeUSA Insurance
  Company ...........................................           --             --          1,362
 Issuance of stock upon conversion of
  convertible subordinated debenture and shares
  associated with agreement with Allianz Life .......       42,619             --             --

Life USA Holding, Inc.
                                       62

                                                  REPORT OF INDEPENDENT AUDITORS





                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Life USA Holding, Inc.




     We have audited the accompanying consolidated balance sheets of Life USA Holding, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life USA Holding, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Minneapolis, Minnesota
January 29, 1999


                                       63
                                                          Life USA Holding, Inc.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING





              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING



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

     In order to safeguard assets and to maintain the integrity and objectivity of data in these financial statements, Life USA Holding, Inc. maintains a comprehensive system of internal accounting controls. These controls are supported by the careful selection and training of qualified personnel and an appropriate division of responsibilities. In addition, an integral part of the comprehensive system of internal control is an effective internal audit department. The Life USA Holding, Inc. internal audit department systematically evaluates the adequacy and effectiveness of internal accounting controls and measures adherence to established policies and procedures. The management of Life USA Holding, Inc. believes that, as of December 31, 1998, its system of internal control is adequate to accomplish the objectives discussed herein.

     The financial statements for the years ended December 31, 1998, 1997 and 1996 have been audited by Ernst & Young LLP, independent auditors. The audits were made in accordance with generally accepted auditing standards and included a review of the system of internal controls to the extent necessary to express an opinion on the financial statements.

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




/s/ Robert W. MacDonald
Robert W. MacDonald
Chairman and Chief Executive Officer



/s/ Mark A. Zesbaugh
Mark A. Zesbaugh
Executive Vice President and
Chief Financial Officer

Life USA Holding, Inc.
                                       64

                                                      ANNUAL REPORT ON FORM 10-K





                           ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the fiscal year ended December 31, 1998


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


Theaggregate market value of the voting and outstanding stock (17,603,796 shares) held by non-affiliates of the registrant as of February 12, 1999 was $201,387,426.


This Annual Report to Shareholders and Form 10-K combines the disclosure requirements of the Securities and Exchange Commission and generally accepted accounting principles. Certain portions of the Annual Report to Shareholders and Form 10-K as referenced in the table at right are incorporated in the Form 10-K.


Portions of the proxy statement for the annual shareholders meeting to be held
   April 13, 1999 are incorporated by reference into Part III.


                FORM 10-K
             CROSS-REFERENCE
            TABLE OF CONTENTS                              PAGE(S)
----------------------------------------- -------------------------
PART I
Item 1.    Business
           General                                 8-15,41
           Investments                        14,18,24-27,
                                                  41,45-47
           Reinsurance                      11-13,17,19,59
           Capital Resources                         21-23
           Marketing Organization
           Ownership                               8,42,47
           The Agreement with
           Allianz Life                   2,11-13,22,55-56
           Line of Credit                         21,22,47
           Regulatory Matters                        23,24
           Statutory Income and
           Capital of LifeUSA
           Insurance Company                      22,27,57
Item 2.    Properties                                   66
Item 3.    Legal Proceedings                            66
Item 4.    Submission of Matters to a
           Vote of Security Holders                  none
PART II.
Item 5.    Market for Registrant's
           Common Equity and
           Related Stockholder
           Matters                              1,22,23,74
Item 6.    Selected Financial Data                     6-7
Item 7.    Management's Discussion
           and Analysis of Financial
           Condition and Results of
           Operations                                16-35
Item 7a.   Quantitative and Qualitative
           Disclosures about Market
           Risk                                      26,27
Item 8.    Financial Statements and           32,33,36-40,
           Supplementary Data                        57,69
Item 9.    Changes in and
           Disagreements
           with Accountants on
           Accounting and Financial
           Disclosure                                None
PART III.
Item 10.   Directors and Executive
           Officers of the Registrants                 *
Item 11.   Executive Compensation                      *
Item 12.   Security Ownership of
           Certain Beneficial Owners
           and Management                              *
Item 13.   Certain Relationships and
           Related Transactions                        *
PART IV.
Item 14.   Exhibits, Financial Statement
           Schedules and Reports on
           Form 8-K                                  66-73

*Life USA Holding, Inc.'s Proxy Statement for the 1999 Annual Meeting of
 Shareholders is incorporated herein by reference.


                                       65
                                                          Life USA Holding, Inc.

ANNUAL REPORT ON FORM 10-K

PROPERTIES


     Under leases expiring in February 2001, the Company leases approximately 141,000 square feet of office space at Interchange North Building, 300 South Highway 169, Minneapolis, Minnesota. See Note 6 to the Consolidated Financial Statements. Based on the Company's business plan, management believes the Company's current facilities will be adequate through 1999.



LEGAL PROCEEDINGS


     In July 1997, two policyholders of FULICO whose policies were assumed by Allianz Life commenced an action against Allianz Life in state court in California. LifeUSA Insurance was also named as a defendant in the lawsuit because it is the successor of FULICO and a third plaintiff who is a policyholder of LifeUSA Insurance asserted certain claims against LifeUSA Insurance. This action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders who had purchased insurance products of Allianz/FULICO and LifeUSA Insurance. The plaintiffs allege that they and other policyholders have been damaged due to certain alleged improper life insurance sales practices relating to vanishing premiums, churning and retirement plans, among other things. In 1994, Allianz sold the stock of FULICO to the Company. The Company then merged its Colorado life insurance subsidiary with FULICO and changed FULICO's corporate name to LifeUSA Insurance in order to redomesticate its Colorado life insurance subsidiary to Minnesota and obtain licenses in all states except for New York. As part of the transaction, Allianz Life assumed all of the business written by FULICO prior to the sale of the stock of FULICO to the Company and agreed to indemnify the Company and LifeUSA Insurance against any liabilities of FULICO arising prior to the date on which FULICO was sold to the Company. The case has been transferred to the United States Federal Court for the District of Minnesota by agreement of the parties. Allianz Life and the plaintiffs' attorneys have reached a tentative settlement of the claims against Allianz Life. As part of the settlement, plaintiffs will dismiss the claims against the Company without prejudice, but will have the right to bring the claims again after further investigation. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.


     In December 1997, six annuity policyholders commenced a lawsuit against the Company. The action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders who purchased annuity policies. The plaintiffs allege that they and other annuity policyholders have been damaged due to certain alleged misrepresentations and alleged inadequate disclosures at the times the annuities were purchased and from time to time thereafter. The case was commenced in the United States Court for the Eastern District of Pennsylvania. The litigation is in the discovery stage and is currently scheduled to be available for trial as early as May 21, 1999. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.


     In June 1998, an action similar to the December 1997 lawsuit was commenced against the Company by one annuity policyholder on behalf of herself seeking certification on behalf of a class of all other New Jersey annuity policyholders in New Jersey State Court. The case has been removed to United States Federal Court for the District of New Jersey and the Company has moved to consolidate it with the January 1998 case in the United States Federal Court for the Eastern District of Pennsylvania. The plaintiff has moved to remand to state court and has objected to the consolidation. The litigation is in the early stages and, while it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.


Life USA Holding, Inc.
                                       66

                                                      ANNUAL REPORT ON FORM 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the executive officers of the Company, their ages and titles:



NAME                         AGE                           TITLE
-------------------------   -----   ---------------------------------------------------
    Robert W. MacDonald      56     Chairman and Chief Executive Officer
    Margery G. Hughes        48     President and Chief Operating Officer
    Mark A. Zesbaugh         34     Executive Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
    Daniel J. Rourke         69     Senior Vice President and Chief Marketing Officer
    Donald J. Urban          57     Senior Vice President and Director of Sales
    Bradley E. Barks         39     Senior Vice President Finance
    Michael W. Farley        36     Senior Vice President and Chief Actuary
    Bruce D. Bengtson        49     Senior Vice President
    Neil H. McKay            37     Vice President Financial Analysis

                                       67
                                                          Life USA Holding, Inc.

ANNUAL REPORT ON FORM 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Life USA HOLDING, INC.


                                            By: /s/ MARK. A. ZESBAUGH
                                              --------------------------------
                                                      Mark A. Zesbaugh
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /S/ ROBERT W. MACDONALD    Chief Executive Officer                       March 8, 1999
-------------------------     (Principal Executive Officer) and Director
     Robert W. MacDonald

     /S/ MARK A. ZESBAUGH     Chief Financial Officer                       March 8, 1999
-------------------------     (Principal Financial and Accounting
        Mark A. Zesbaugh      Officer) and Director


              *               Director                 *                Director
-------------------------                 -------------------------
         Hugh Alexander                    Barbara J. Lautzenheiser

              *               Director                 *                Director
-------------------------                 -------------------------
        Edward J. Bonach                       Daniel J. Rourke

              *               Director                 *                Director
-------------------------                 -------------------------
       Jack H. Blaine                           Ralph Strangis

              *               Director                 *                Director
-------------------------                 -------------------------
       Margery G. Hughes                        Donald J. Urban

              *               Director
-------------------------
        Robert S. James

*By:   /s/ MARK A. ZESBAUGH                                        March 8, 1999
           Mark A. Zesbaugh
           Attorney-in-fact


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


Life USA Holding, Inc.
                                       68

                                                                        EXHIBITS

                                    EXHIBITS


FINANCIAL STATEMENTS FILED                             PAGES
--------------------------------------------------   --------
Life USA Holding, Inc.
 Consolidated Financial Statements ...............    36-40
Notes to Consolidated Financial Statements .......    41-62
Report of Independent Auditors ...................       63
Life USA Holding, Inc. Condensed
 Financial Information (Parent Only) .............    60-62

     All other schedules to the consolidated financial statements required by
Article 7 of Regulation S-X include information that is disclosed elsewhere in the Annual Report and Form 10-K, or are inapplicable and therefore have been omitted.

     The following Exhibit Index lists the Exhibits to Annual Report and Form 10-K.

                                       69
                                                          Life USA Holding, Inc.

EXHIBITS

                                                                                            REGULATION S-K
                                                                                            EXHIBIT TABLE
ITEM                                                                                          REFERENCE
----------------------------------------------------------------------------------------   ---------------
Restated Articles of Incorporation of the Company ......................................           3(7)
Amended and Restated Bylaws of the Company .............................................           3(17)
Form of Stock Certificate ..............................................................           4(6)
Form of Option Certificate .............................................................           4(7)
Service Agreement dated January 27, 1988 between the Company and North American
 Life and Casualty Company .............................................................          10(2)
Agreement dated April 6, 1987 with Transamerica Insurance Corporation of California ....          10(1)
Life Coinsurance Agreement effective September 1, 1987 between Transamerica
 Occidental Life Insurance Company and Universal Security Assurance Life Insurance
 Company and Addendum thereto ..........................................................          10(3)
Amendment to Life Coinsurance Agreement effective January 1, 1989 ......................          10(20)
Addenda No. 2 through 8 to Life Coinsurance Agreement between LifeUSA Insurance
 and Transamerica Occidental Life Insurance Company ....................................          10(20)
Life and ADB YRT Retrocession Agreement between LifeUSA Insurance and
 Transamerica Occidental Life Insurance Company effective January 1, 1990 ..............          10(9)
Addendum No. 1 to Life and ADB YRT Retrocession Agreement between LifeUSA
 Insurance and Transamerica Occidental Life Insurance Company ..........................          10(20)
Life and ADB YRT Reinsurance Agreement between LifeUSA Insurance Company and
 Transamerica Occidental Life Insurance Company effective January 1, 1995 ..............          10(15)
Retrocessional Agreement between LifeUSA Insurance and Transamerica Occidental Life
 Insurance Company effective April 1, 1991 .............................................          10(8)
Addenda No. 1, 2 and 3 to Retrocessional Agreement between LifeUSA Insurance and
 Transamerica Occidental Life Insurance Company ........................................          10(20)
Trust Agreement between Transamerica Occidental Life Insurance Company, LifeUSA
 Insurance Company and State Street Bank and Trust Company effective October 28,
 1996 ..................................................................................          10(20)
Form of Indemnification Agreement dated as of December 31, 1989 ........................          10(2)
Life USA Holding, Inc. Employee Savings Plan effective January 1, 1990 .................          10(4)
First through Seventh Amendment to Employee Savings Plan ...............................          10(20)
Restated Life USA Holding, Inc. Stock Option Plan ......................................          10(7)
Life USA Director Option Plan ..........................................................          10(10)
Life and Annuity Coinsurance Agreement effective April 1, 1991 among LifeUSA
 Insurance Company, Employers Reassurance Corporation, Munich American
 Reassurance Company and Republic-Vanguard Life Insurance Company ......................          10(5)
Addenda Nos. 1 through 13 to the Life and Annuity Coinsurance Agreement ................          10(20)
Life and ADB YRT Reinsurance Agreement between LifeUSA Insurance and the
 Reinsurers effective January 1, 1993 ..................................................          10(8)
Addendum No. 1 through 2 to Life and ADB YRT Reinsurance Agreement between
 LifeUSA Insurance and the Reinsurers ..................................................          10(20)
Life and Annuity Coinsurance Agreement effective January 1, 1995 between Allianz Life
 Insurance Company of North America and LifeUSA Insurance Company ......................          10(11)
Amendment to Life and Annuity Coinsurance Agreement between Allianz Life Insurance
 Company of North America and LifeUSA Insurance Company ................................          10(15)


Life USA Holding, Inc.
                                       70

                                                                        EXHIBITS


                                                                                           REGULATION S-K
                                                                                           EXHIBIT TABLE
ITEM                                                                                         REFERENCE
---------------------------------------------------------------------------------------   ---------------
Joint Marketing Agreement entered into by and between Allianz Life Insurance Company
 of North America and Life USA Holding, Inc. ..........................................           10(11)
Investment Management Agreement entered into by and between LifeUSA Insurance
 Company and Allianz Investment Corporation ...........................................           10(11)
Investment Management Agreement entered into by and between Life USA Holding,
 Inc. and Allianz Investment Corporation ..............................................           10(11)
Investment Management Agreement entered into by and between LifeUSA Insurance
 Company and Windsor Financial Group, LLC .............................................           10(19)
Investment Management Agreement entered into by and between Life USA Holding,
 Inc. and Windsor Financial Group, LLC ................................................           10(19)
Loan Agreement dated May 17, 1996 between Life USA Holding, Inc. and Employers
 Reassurance Corporation and Named Lenders ............................................           10(12)
Stock Pledge Agreement dated May 17, 1996 between Life USA Holding, Inc. and
 Employers Reassurance Corporation ....................................................           10(12)
Amendment No. 1 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ..................................           10(20)
Amendment No. 2 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ..................................           10(20)
Amendment No. 3 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ..................................           10(16)
Amendment No. 4 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ..................................           10(19)
Amendment No. 5 to the Loan Agreement between Life USA Holding, Inc. and
 Employers Reassurance Corporation and Named Lenders ..................................           10(19)
Claims Administration Agreement dated December 30, 1996 between Allianz Life
 Insurance Company of North America and LifeUSA Insurance Company .....................           10(13)
Amendment No. 1 to the Claims Administration Agreement between Allianz Life
 Insurance Company of North America and LifeUSA Insurance Company .....................           10(15)
Administration and Marketing Agreement dated December 30, 1996 between Allianz Life
 Insurance Company of North America and Life USA Holding, Inc. ........................           10(13)
Amendment No. 1 to the Administration and Marketing Agreement between Allianz Life
 Insurance Company of North America and Life USA Holding, Inc. ........................           10(15)
Stock Purchase Agreement dated January 13, 1998 between Life USA Holding, Inc. and
 Allianz Life Insurance Company of North America ......................................           10(14)
Amendment No. 1 to the Stock Purchase Agreement between Life USA Holding, Inc.
 and Allianz Life Insurance Company of North America ..................................           10(18)
Amendment No. 2 to the Stock Purchase Agreement between Life USA Holding, Inc.
 and Allianz Life Insurance Company of North America ..................................           10(18)
Amendment No. 3 to the Stock Purchase Agreement between Life USA Holding, Inc.
 and Allianz Life Insurance Company of North America ..................................           10(19)
Reinsurance Agreement between Allianz Life Insurance Company of North America and
 LifeUSA Insurance Company ............................................................           10(15)

                                       71
                                                          Life USA Holding, Inc.

EXHIBITS


                                                                                            REGULATION S-K
                                                                                            EXHIBIT TABLE
ITEM                                                                                          REFERENCE
----------------------------------------------------------------------------------------   ---------------
Employment Agreements dated January 1, 1998 between Life USA Holding, Inc. and each of Robert W. MacDonald, Margery G. Hughes, Donald J. Urban, Mark A.
 Zesbaugh, Bradley E. Barks and Charles M. Kavitsky ....................................          10(15)
First Amendments to Employment Agreements dated December 17, 1998 between Life
 USA Holding, Inc. and each of Donald J. Urban and Bradley E. Barks ....................          10(19)
Employment Agreements dated December 17, 1998 between Life USA Holding, Inc. and
 each of Hazel Reid and Robin Aeshliman ................................................          10(19)
Credit Agreement dated December 22, 1998 between LTCAmerica Holding, Inc. and
 Norwest Bank Minnesota, National Association ..........................................          10(19)
Revolving Note dated December 22, 1998 between LTCAmerica Holding, Inc. and
 Norwest Bank Minnesota, National Association ..........................................          10(19)
Guaranty dated December 22, 1998 by Allianz Life Insurance Company of North
 America, Inc. in favor of Norwest Bank Minnesota, National Association guaranteeing
 account of LTCAmerica Holding, Inc. ...................................................          10(19)
Guaranty dated December 22, 1998 by LTCAmerica Holding, Inc. in favor of Allianz Life
 Insurance Company of North America ....................................................          10(19)
Guaranty dated December 22, 1998 by Life USA Holding, Inc. in favor of Allianz Life
 Insurance Company of North America ....................................................          10(19)
Pledge Agreement dated December 22, 1998 between LTCAmerica Holding, Inc. and
 Allianz Life Insurance Company of North America .......................................          10(19)
Security Agreement dated December 22, 1998 between Life USA Holding, Inc. and
 Allianz Life Insurance Company of North America .......................................          10(19)
Administration and Marketing Agreement dated January 1, 1999 between Allianz Life
 Insurance Company of North America and LTCAmerica Holding, Inc. .......................          10(19)
Administration and Marketing Agreement dated January 1, 1999 between LifeUSA
 Insurance Company and LTCAmerica Holding, Inc. ........................................          10(19)
Interests and Liabilities Agreement dated January 1, 1999 between LifeUSA Insurance
 Company and Allianz Life Insurance Company of North America ...........................          10(19)
Retrocession Agreement effective January 1, 1999 issued to Allianz Life Insurance
 Company of North America by LifeUSA Insurance Company .................................          10(19)
Cash Management Agreement dated February 16, 1999 between LTCAmerica Holding,
 Inc. and Norwest Bank Minnesota, National Association .................................          10(19)
Service Agreement dated January 1, 1999 between LTCAmerica Holding, Inc. and Life
 USA Holding, Inc. .....................................................................          10(19)
Employee Leasing Agreement dated December 22, 1998 between LTCAmerica Holding,
 Inc. and Life USA Holding, Inc. .......................................................          10(19)
LTCAmerica Holding, Inc. 1998 Stock Option Plan ........................................          10(19)
Statement of Computation of Per Share Earnings (Years Ended December 31, 1998,
 1997 and 1996 -- see Note 8 of the Annual Report to Shareholders) .....................          11(19)
1998 Annual Report to Shareholders .....................................................          13(19)
Subsidiaries of the Registrant .........................................................          21(19)
Consent of Ernst & Young LLP (electronic filing only) ..................................          21(19)
Powers of Attorney .....................................................................          24(19)
Financial Data Schedule (electronic filing only) .......................................          27(19)

Life USA Holding, Inc.
                                       72

                                                                        EXHIBITS

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

 (6) Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992 and incorporated by reference herein.

 (7) Filed with the Company's Registration Statement No. 33-52624 and incorporated by reference herein.

 (8) Filed with the Company's Registration Statement No. 33-68528 and incorporated by reference herein.

 (9) Filed with Amendment No. 1 to the Company's Registration Statement No. 33-68528 and incorporated by reference herein.

(10) Filed with the Company's 1993 Annual Report on Form 10-K and incorporated by reference herein.

(11) Filed with the Company's Current Report on Form 8-K filed March 3, 1995 and incorporated by reference herein.

(12) Filed with the Company's Current Report on Form 8-K filed June 17, 1996 and incorporated by reference herein.

(13) Filed with the Company's 1996 Annual Report on Form 10-K and incorporated by reference herein.

(14) Filed with the Company's Current Report on Form 8-K filed January 13, 1998 and incorporated by reference herein.

(15) Filed with the Company's 1997 Annual Report on Form 10-K and incorporated by reference herein.

(16) Filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 and incorporated by reference herein.

(17) Filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated by reference herein.

(18) Filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated by reference herein.

(19) Filed with this Annual Report on Form 10-K.

(20) Amendments and addenda made in the ordinary course of business available from the Company upon request.

The exhibits filed with this Annual Report on Form 10-K may be obtained by writing to:

      Mark A. Zesbaugh
      Executive Vice President, Chief Financial Officer and Treasurer Life USA Holding, Inc.
      300 South Highway 169 Suite 95
      Minneapolis, MN 55426

During the three months ended December 31, 1998, the Company did not file any Current Reports on Form 8-K.


                                       73
                                                          Life USA Holding, Inc.

LIFE USA HOLDING, INC.

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


Donald J. Urban
Senior Vice President
Director of Sales


Ralph Strangis
Counsel to the Company
Member of the Law Firm
Kaplan, Strangis and Kaplan, P.A.


Jack H. Blaine
Former President
National Organization of Life
and Health Insurance
Guaranty Associations


Hugh Alexander
Member of
Alexander Law Firm, P.C.


Barbara J. Lautzenheiser
Lautzenheiser & Associates


Edward J. Bonach
Robert S. James
Allianz Life Insurance Company
of North America




OFFICERS

Robert W. MacDonald, CLU
Chairman
Chief Executive Officer


Margery G. Hughes
President
Chief Operating Officer


Mark A. Zesbaugh, CPA, CFA, FLMI
Executive Vice President
Chief Financial Officer
Treasurer and Secretary


Daniel J. Rourke, CLU
Senior Vice President
Chief Marketing Officer


Donald J. Urban
Senior Vice President
Director of Sales


Michael W. Farley, FSA, MAAA
Senior Vice President
Chief Actuary


Bruce D. Bengtson, FSA, MAAA
Senior Vice President


Jo-Anne S. Halek
Vice President


Kimberly A. Lees
Vice President


Neil H. McKay, FSA, MAAA
Vice President


Troy D. Auth, CPA, FLMI
Assistant Secretary


Catherine A. Bartlett
Bruce J. Parker
Assistant Secretary
Members of the Law Firm
Kaplan, Strangis and Kaplan, P.A.

CORPORATE INFORMATION


Corporate Office
300 South Highway 169
Minneapolis, Minnesota 55426
612-546-7386


General Counsel
Kaplan, Strangis and Kaplan, P.A.
Minneapolis, Minnesota


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


Employers Reassurance Corporation
Overland Park, Kansas


Munich American
Reassurance Company
Atlanta, Georgia


Republic-Vanguard Life
Insurance Company
Dallas, Texas


Transamerica Occidental Life
Insurance Company
Charlotte, North Carolina




ANNUAL MEETING
The annual meeting of the shareholders of Life USA Holding, Inc. will be held on April 13, 1999 at the Interchange Tower, 600 South Highway 169, Minneapolis, Minnesota 55426. All shareholders are invited to attend.


SHAREHOLDER INFORMATION
Life USA Holding, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol LUSA. The Company paid a dividend of
2.5 cents per share in the second, third and fourth quarters of 1998. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of February 12, 1999, there were 8,251 holders of record of the Company's common stock. On March 8, 1999, the closing sale price per share of the Company's common stock as reported by Nasdaq was $12.75.


Life USA Holding, Inc.
                                       74

                                                       LIFEUSA INSURANCE COMPANY

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


Daniel J. Rourke, CLU
Chairman
LifeUSA Insurance Company
Chairman
LifeUSA Marketing, Inc.


Donald J. Urban
President


Margery G. Hughes
Executive Vice President


Mark A. Zesbaugh, CPA, CFA, FLMI
Senior Vice President
Treasurer


Linda K. Burm
Senior Vice President
Chief Operating Officer


Jacqueline K. Katrein, CPA
Senior Vice President
Chief Financial Officer


Lane A. Kurle, FLMI
Senior Vice President
Secretary

VICE PRESIDENTS

Leo J. Anderson, FLMI
Robert M. Anderson, FLMI, ALHC
Kevin J. Boyce
Carolyn K. Cosgrove, FLMI
Brenda Z. Duenwald
Michael A. Eitel, CPA
Charles F. Field, FLMI, ALHC
Susan L. Kumpula
Lorraine M. Landram
Blaine T. McGuire, CPA
Robert L. Miller
Kathaleen A. Morrow
Janet M. Neary
Philip B. Rosenbaum, CPA, FLMI
David K. Sandberg, ASA, MAAA
Susan K. Swanson
Cathy H. Waldhauser, FSA, MAAA
Kevin E. Walker, FLMI

Deborah J. Wesenberg, FLMI,
FALU, CLU

Ann M. Yaggie


ASSISTANT VICE PRESIDENTS

Lisa M. Arneson, FLMI
Jill J. Bradley, FLMI

John R. Busse, FLMI
Jeffrey R. Girod
Christine M. Goebel, ACS
John R. Kraft
Amelia L. Lanier
Richard P. Lapcinski
Leslie J. LeQue
Julie A. Letner
Rodney D. Meyer, FLHC, FLMI
Julie Minnich
Denise A. Neumann
Lisa M. Nicholson
Kirsten A. Petsilis
Roxanne M. Watercott

                                       75
                                                          Life USA Holding, Inc.

LIFEUSA MARKETING, INC.

BOARD OF DIRECTORS

Daniel J. Rourke, CLU
Chairman


Charles M. Kavitsky
Chief Executive Officer
President


Denise M. Blizil
Senior Vice President
Chief Operating Officer


Ronald L. Berger, CPA
Senior Vice President
Chief Financial Officer


John A. Amann
Vice President, Sales


Linda K. Burm
Chief Operating Officer
LifeUSA Insurance Company


David A. Schliesman
Vice President, Sales


Raj K. Sinha, MS, MBS, CLU, CFP
Vice President, Marketing


Donald J. Urban
President and Chief Executive Officer
LTCAmerica Holding, Inc.
President
LifeUSA Insurance Company


Mark A. Zesbaugh, CPA, CFA, FLMI
Chief Financial Officer
Life USA Holding, Inc.


Robert J. Burskey
Ann Arbor Annuity Exchange, Inc.


Richard E. Griffith
CFC Insurance Marketing Corporation


Thomas R. Kestler, CSP, CLU, ChFC
Kestler Financial Group, Inc.


Joseph R. Lehman, CFP, CLU
Life Sales


Walter F. Lineberger III, CLU, ChFC
Annuity Masters at
Personalized Brokerage Services, Inc.

James A. Martin II, CLU, ChFC
Tax Planning Seminars


Edward A. Omert
Roster Financial, LLC


David A. Sunderland, CLU
The Sunderland Group


Thomas J. Wade
American Financial Marketing, Inc.


OFFICERS

Daniel J. Rourke, CLU
Chairman


Charles M. Kavitsky
Chief Executive Officer
President


Denise M. Blizil
Senior Vice President
Chief Operating Officer


Ronald L. Berger, CPA
Senior Vice President
Chief Financial Officer
Secretary

VICE PRESIDENTS

John A. Amann
John T. Helgerson, CLU
David A. Schliesman
Raj K. Sinha, MS, MBS, CLU, CFP
Mark A. Zesbaugh, CPA, CFA, FLMI


ASSISTANT VICE PRESIDENTS

Lisa B. Carlson
Susan M. Gengler
Sharyl L. Schultz, CLU

Life USA Holding, Inc.
                                       76

                                                        LIFEUSA SECURITIES, INC.

BOARD OF DIRECTORS

Robert W. MacDonald, CLU
Chairman
Life USA Holding, Inc.


Mark A. Zesbaugh, CPA, CFA, FLMI
President


Margery G. Hughes
President
Life USA Holding, Inc.


Bruce D. Bengtson, FSA, MAAA
Senior Vice President
Life USA Holding, Inc.

OFFICERS

Mark A. Zesbaugh, CPA, CFA, FLMI
President, Chief Executive Officer,
Secretary and Chief
Financial Officer


Tracy H. Gardner
Vice President
Chief Operating Officer


Philip B. Rosenbaum, CPA, FLMI
Treasurer

VICE PRESIDENTS

Kristi K. Bizer, CPA, FLMI
Timothy J. Lyle
Corey J. Walther

                                       77
                                                          Life USA Holding, Inc.

LTCAMERICA HOLDING, INC.

BOARD OF DIRECTORS

Donald J. Urban
President
Chief Executive Officer


Bradley E. Barks, FSA, MAAA, CPA
Chairman
Chief Financial Officer


Mark A. Zesbaugh, CPA, CFA, FLMI
Executive Vice President
Chief Financial Officer
Treasurer and Secretary
Life USA Holding, Inc.


Robert W. MacDonald, CLU
Chairman
Chief Executive Officer
Life USA Holding, Inc.


Margery G. Hughes
President
Chief Operating Officer
Life USA Holding, Inc.


Daniel J. Rourke, CLU
Senior Vice President
Chief Marketing Officer
Life USA Holding, Inc.


Bruce D. Bengtson, FSA, MAAA
Senior Vice President
Life USA Holding, Inc.

OFFICERS

Donald J. Urban
President
Chief Executive Officer


Robin L. Aeshliman
Vice President and Secretary
Chief Operating Officer


Bradley E. Barks, FSA, MAAA, CPA
Chairman
Chief Financial Officer


Hazel Reid
Vice President
Chief Marketing Officer

VICE PRESIDENTS

Darryl J. Chouinard, FLMI


ASSISTANT VICE PRESIDENTS

Sharon M. Friedrichsen
Troy A. Hamlin





Life USA Holding, Inc.
                                       78