Form 10-Q
period 1999-03-31
LIFE USA HOLDING INC /MN/
filed 1999-05-14
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at March 31, 1999
             ------------                     -----------------------------
      Common Stock,                                     23,893,242
      Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 31, 1999


                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheet (Unaudited)
           March 31, 1999 and December 31, 1998..............................3-4

           Condensed Consolidated Statement of Income
           (Unaudited) Three months ended March 31, 1999
           and March 31, 1998..................................................5

           Condensed Consolidated Statement of Cash Flows
           (Unaudited) Three months ended March 31, 1999
           and March 31, 1998..................................................6

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)......................................................7-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................12-29

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations on Business Segments........30-36

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........36

PART II. OTHER INFORMATION:

  Item 1.  Legal Proceedings..................................................36
  Item 2.  Changes in Securities..............................................37
  Item 3.  Defaults Upon Senior Securities....................................37
  Item 4.  Submission of Matters to a Vote of Security Holders................37
  Item 5.  Other Information..................................................37
  Item 6.  Exhibits and Reports on Form 8-K...................................37

SIGNATURES: ..................................................................38

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                               March 31,    December 31,
                                                                    1999            1998
                                                            ------------    ------------
ASSETS

Investments:

   Fixed maturity investments:

      Available for sale, at fair value (amortized cost:
         $982,028 at March 31, 1999 and $966,205 at
         December 31, 1998)                                 $  1,009,612    $  1,020,691

      Held to maturity, at amortized cost (fair value:
         $1,286,666 at March 31, 1999 and $1,314,009 at
         December 31, 1998)                                    1,250,131       1,259,072

   Other invested assets                                          69,799          46,323
                                                            ------------    ------------

      Total investments                                        2,329,542       2,326,086

Cash and cash equivalents                                         36,014          21,570

Accrued investment income                                         32,999          33,729

Future policy benefits recoverable and amounts due
   from reinsurers                                             2,842,453       2,801,109

Deferred policy acquisition costs                                233,865         216,725

Other assets                                                      51,887          59,500
                                                            ------------    ------------

                                                            $  5,526,760    $  5,458,719
                                                            ============    ============

See accompanying notes.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    March 31,     December 31,
                                                                         1999             1998
                                                                 ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                        $  5,097,996     $  5,030,833
   Other policyholders' funds                                          10,923            9,839
   Amounts due reinsurers                                              37,191           43,546
   Accrued commissions to agents                                        6,478            8,990
   Taxes, licenses and fees payable                                     5,028            6,023
   Accounts payable                                                     6,127            5,262
   Long-term debt                                                      15,000           15,000
   Convertible subordinated debentures                                  5,898            5,898
   Deferred income taxes                                               14,850           19,172
   Other liabilities                                                   54,230           34,171
                                                                 ------------     ------------

         Total liabilities                                          5,253,721        5,178,734

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
      shares authorized, none issued                                       --               --
   Common stock, $.01 par value; 60,000,000
      shares authorized, 23,893,242 issued and
      outstanding (24,752,156 shares at December 31, 1998)                239              248
   Common stock to be issued, 27,597 shares
      (24,361 shares at December 31, l998)                                301              328
   Additional paid-in capital                                         151,489          150,096
   Notes receivable from stock sales                                   (4,266)          (4,266)
   Retained earnings                                                  118,823          120,145
   Accumulated other comprehensive income:
      Net unrealized gain on investments - available for sale           6,453           13,434
                                                                 ------------     ------------

      Total shareholders' equity                                      273,039          279,985
                                                                 ------------     ------------

                                                                 $  5,526,760     $  5,458,719
                                                                 ============     ============

See accompanying notes.

                             Life USA HOLDING, INC.
                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three months ended March 31,
                                                         -----------------------------
                                                                 1999             1998
                                                         ------------     ------------
Revenues:
   Policyholder charges                                  $     12,378     $     13,066
   Net investment income                                       43,675           38,941
   Net realized gains (losses) on investments                   1,483              (21)
   Commissions and expense allowances and concessions          34,280           39,265
   Other                                                          716              827
                                                         ------------     ------------

         Total revenues                                        92,532           92,078

Benefits and expenses:
   Interest credited to policyholder account values            31,228           29,323
   Other benefits to policyholders                              6,508            5,826
   Amortization of deferred policy acquisition costs            9,209            7,510
   Commissions                                                 20,272           22,908
   Taxes, licenses and fees                                       647             (106)
   Operating expenses                                          19,090           16,995
                                                         ------------     ------------

         Total benefits and expenses                           86,954           82,456
                                                         ------------     ------------

Income before income taxes                                      5,578            9,622

Income taxes                                                    1,674            3,613
                                                         ------------     ------------

Net income before minority interest                             3,904            6,009

Minority interest, net of tax                                     (97)              --
                                                         ------------     ------------

Net income                                               $      4,001     $      6,009
                                                         ============     ============

Basic earnings per common share                          $        .16     $        .23
                                                         ============     ============
Diluted earnings per common share                        $        .16     $        .23
                                                         ============     ============

Cash dividend declared per common share                  $       .025     $         --
                                                         ============     ============

Number of shares used in per share calculation:
   Basic                                                   24,642,173       25,736,873
   Diluted                                                 24,937,649       26,939,419

See accompanying notes.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three months ended March 31,
                                                              -----------------------------
                                                                      1999             1998
                                                              ------------     ------------
Cash flows from operating activities:
   Net income                                                 $      4,001     $      6,009
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Accretion of discount on investments, net                  (1,698)          (1,211)
         Net realized (gains) losses on investments                 (1,483)              21
         Policy acquisition costs deferred                         (10,166)         (10,237)
         Amortization of deferred policy acquisition costs           9,209            7,510
         Other changes                                               8,488           19,370
                                                              ------------     ------------
Net cash provided by operating activities                            8,351           21,462

Cash flows from investing activities:
   Investments-available for sale:
      Purchases                                                   (128,744)         (40,692)
      Proceeds from sales                                           87,343           25,789
      Proceeds from maturities and principal payments
         on mortgage-backed securities                               7,493            4,631
   Investments-held to maturity:
      Purchases                                                     (5,481)         (27,004)
      Proceeds from maturities and principal payments
         on mortgage-backed securities                              15,920            9,483
   Sales of (investments in) field marketing organizations           8,000           (5,500)
                                                              ------------     ------------
Net cash used in investing activities                              (15,469)         (33,293)

Cash flows from financing activities:
   Receipts from universal life and investment products             71,019           77,058
   Withdrawals on universal life and investment products           (82,805)         (73,581)
   Interest credited to policyholder account values                 31,228           29,323
   Change in deferred liability and reserves                         5,725            4,960
   Proceeds from exercise of stock options                              94            3,814
   Proceeds from common stock issuance to Allianz Life              10,000               --
   Repurchase of common stock                                      (15,398)              --
   Dividends paid                                                     (623)              --
   Proceeds from issuance of LTCAmerica common stock                 2,349               --
   Other financing activities                                          (27)           3,044
                                                              ------------     ------------
Net cash provided by financing activities                           21,562           44,618
                                                              ------------     ------------
Net increase in cash and cash equivalents                           14,444           32,787
Cash and cash equivalents at beginning of the period                21,570           34,139
                                                              ------------     ------------
Cash and cash equivalents at end of the period                $     36,014     $     66,926
                                                              ============     ============

See accompanying notes.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at March 31, 1999 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1998 is derived from the audited balance sheet as of that date.

2. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1998 consolidated financial statements.

4. The net unrealized gain on investments - available for sale included in shareholders' equity consists of the following:

                                                       March 31,   December 31,
                                                            1999           1998
                                                     -----------   ------------
              Gross unrealized gain on
                 investments - available for sale    $    27,584    $    54,486

              Adjustments for:
                 Deferred tax liability                   (9,669)       (19,070)
                 Deferred policy acquisition costs       (17,634)       (33,818)
                 Deferred tax asset                        6,172         11,836
                                                     -----------    -----------

              Net unrealized gain on
                 investments - available for sale    $     6,453    $    13,434
                                                     ===========    ===========

5. Certain LifeUSA Insurance Company (LifeUSA Insurance) annuity products provide an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's (S&P) 500 Index. LifeUSA Insurance has analyzed the characteristics of these benefits and has purchased option contracts tied to the S&P 500 Index with similar characteristics to hedge these risks. The option contracts are reported at fair value in other invested assets on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on the option contracts are recorded in net investment income on the Condensed Consolidated Statement of Income to offset increases in the future policy benefits liability for the index benefit that are shown in interest credited to policyholder account values on the Condensed Consolidated Statement of Income. The cost of the option contract is amortized over the life of the option contract and is reflected in the future policy benefits liability for the index benefit.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the option contracts owned by the Company, used as hedges against changes in cash flow or the fair value of specified assets or liabilities. This statement is required to be adopted in years beginning after September 15, 1999. The Company has not yet determined the impact of the new statement.

6. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The Company adopted the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Amounts capitalized are included with other assets in the Condensed Consolidated Balance Sheet.

7. In March 1999, the Company sold its minority equity interest in Creative Marketing International Corporation (CMIC). An after-tax gain of $1.6 million was recorded on the sale.

8. The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allow Allianz Life Insurance Company of North America (Allianz Life) to acquire up to 35% of the outstanding common stock of the Company over a five-year period. In February 1999, under the terms of the agreement with Allianz Life, Allianz Life acquired 395,062 shares of the Company's common stock for $10 million.

9. During the fourth quarter of 1998, LifeUSA Insurance purchased 50,001,000 shares at $.10 per share, of LTCAmerica Holding, Inc. (LTCAmerica) $.01 par value common stock. Any sales of unissued LTCAmerica common stock shares to outside investors would cause LifeUSA Insurance's ownership interest in LTCAmerica to decrease. The differences between the purchase price paid by outside investors and the $.10 per share purchase price paid by LifeUSA Insurance, results in a gain or loss for LifeUSA Insurance. LifeUSA Insurance records gains or losses on issuance of LTCAmerica shares as an equity transaction in consolidation.

         Early in the first quarter of 1999, LTCAmerica management completed a transaction that was initiated in the fourth quarter of 1998. Management purchased 800,000 shares of LTCAmerica common stock at a price of $.10 per share. Then, throughout the first quarter of 1999, LTCAmerica received proceeds from outside investors of $2.3 million resulting from the issuance of 4,538,420 shares of common stock at a price of $.50 per share. The resulting gain of $1.8 million for LifeUSA Insurance was recorded in equity in the Company's Condensed Consolidated Balance Sheet. As a result of these transactions, LifeUSA Insurance's ownership of LTCAmerica decreased to 89.1% at March 31, 1999, from 98.4% at December 31, 1998.

10. Minority interest represents the interest of outside investors other than LifeUSA Insurance in LTCAmerica. The minority interest, net of tax shown on the Condensed Consolidated Statement of Income, reflects the outside investors' portion of the LTCAmerica first quarter 1999 net loss from operations.

11. Accumulated other comprehensive income represents the net unrealized gain on available for sale investments as shown on the Condensed Consolidated Balance Sheet. The changes in accumulated other comprehensive income for first quarter 1999 and 1998 were $(7.0) million and $344,000, respectively.

12. In April 1999, the Company announced that its Board of Directors authorized the Company to increase its current stock repurchase program by 2.5 million shares to a total of 6.5 million shares of its common stock. As of March 31, 1999, 3.3 million shares have been repurchased by the Company at an average price of $12.18 per share.

13. The Company had the following legal contingencies outstanding as of March 31, 1999:

         In July 1997, two policyholders of Fidelity Union Life Insurance Company (FULICO) whose policies were assumed by Allianz Life commenced an action against Allianz Life in state court in California. LifeUSA Insurance was also named as a defendant in the lawsuit because it is the successor of FULICO and a third plaintiff who is a policyholder of LifeUSA Insurance asserted certain claims against LifeUSA Insurance. This action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders that had purchased insurance products of Allianz/FULICO and LifeUSA Insurance. The plaintiffs allege that they and other policyholders have been damaged due to certain alleged improper life insurance sales practices relating to vanishing premiums, churning and retirement plans, among other things. In 1994, Allianz sold the stock of FULICO to the Company. The Company then merged its Colorado life insurance subsidiary with FULICO and changed FULICO's corporate name to LifeUSA Insurance in order to redomesticate its Colorado life insurance subsidiary to Minnesota and obtain licenses in all states except for New York. As part of the transaction, Allianz Life assumed all of the business written by FULICO prior to the sale of the stock of FULICO to the Company and agreed to indemnify the Company and LifeUSA Insurance against any liabilities of FULICO arising prior to the date on which FULICO was sold to the Company. The case has been transferred to the United States Federal Court for the District of Minnesota by agreement of the parties. Allianz Life and the plaintiffs' attorneys have reached a tentative settlement of the claims against Allianz Life. As part of the settlement, plaintiffs have dismissed the claims against the Company without prejudice, but will have the right to bring the claims again after further investigation. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

         In December 1997, six annuity policyholders commenced a lawsuit against the Company. The action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders that purchased annuity policies. The plaintiffs allege that they and other annuity policyholders have been damaged due to certain alleged misrepresentations and alleged inadequate disclosures at the times the annuities were purchased and from time to time thereafter. The case was commenced in the United States Federal Court for the Eastern District of Pennsylvania. On April 15, 1999, the Company made a motion for summary judgement and the plaintiffs moved for class certification. These motions will be fully briefed on June 2, 1999 and the court will take them under advisement. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

         In June 1998, an action similar to the December 1997 lawsuit was commenced against the Company by one annuity policyholder on behalf of herself seeking certification on behalf of a class of all other New Jersey annuity policyholders in New Jersey State Court. The case has been removed to United States Federal Court for the District of New Jersey and the Company moved to consolidate it with the January 1998 case in the United States Federal Court for the Eastern District of Pennsylvania. That motion was granted in April 1999. The plaintiff has moved to remand to state court and that motion is pending. The litigation is in the early stages and, while it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

         In March 1999, the North Carolina Department of Insurance made claims against the Company for agent defalcation. The Company has recorded a liability of $500,000. The Company believes the loss is probable and the amount is a reasonable estimate.

14. Basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998 were computed as follows (dollars in thousands, except per share amounts):

                                                               Three months ended March 31,
                                                                       1999            1998
                                                               ------------    ------------
         BASIC

         Weighted-average shares outstanding                     24,642,173      25,736,873
                                                               ============    ============
         Net income                                            $      4,001    $      6,009
                                                               ============    ============
         Per common share amount                               $        .16    $        .23
                                                               ============    ============

         DILUTED

         Average shares outstanding and to be issued             24,669,770      25,775,885
         Net effect of dilutive stock options and warrants,
            having exercise prices of the average market
            price of the common stock using the treasury
            stock method                                            267,879       1,163,534
                                                               ------------    ------------
         Adjusted weighted-average shares                        24,937,649      26,939,419
                                                               ============    ============

         Net income                                            $      4,001    $      6,009
         Add convertible subordinated debenture interest,
            net of federal income tax effect                             --              85
                                                               ------------    ------------
         Adjusted net income                                   $      4,001    $      6,094
                                                               ============    ============
         Per common share amount                               $        .16    $        .23
                                                               ============    ============

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

In July 1998, LTCAmerica Holding, Inc. (LTCAmerica) was formed for the purpose of acquiring, managing and funding the operations of an insurance company offering life insurance, annuity and health insurance products providing long term care benefits to consumers. LTCAmerica currently markets and administers disability income and long term care insurance products developed for and issued by LifeUSA Insurance and Allianz Life. LTCAmerica will seek to purchase, as a subsidiary, either an existing long term care insurance company or a shell insurance company that will underwrite and issue long term care products. LTCAmerica is a majority-owned subsidiary of LifeUSA Insurance.

LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national FMOs. In February 1999, LifeUSA Marketing acquired a minority equity interest in Sunderland Insurance Services, Inc., a national insurance and annuity marketing company with an agent base of over 22,000 agents. In March 1999, LifeUSA Marketing sold its minority equity interest in CMIC that it had acquired in November 1996. LifeUSA Marketing currently owns an equity interest in seven FMOs. In May 1999, Tax Planning Seminars, Inc., a wholly-owned subsidiary of LifeUSA Marketing, acquired the assets of Pinnacle USA, Inc., which has been a significant national insurance and annuity marketing organization with the Company over the past ten years.

LifeUSA Securities is a retail broker-dealer and registered investment advisor that distributes a full range of securities products, including non-proprietary mutual funds, variable life insurance and annuity contracts, and processes general securities transactions.

In April 1998, the Company purchased a minority interest in Windsor Financial Group, LLC (Windsor), a Minneapolis-based investment management firm. Windsor currently manages $3.7 billion in assets for financial institutions, foundations, retirement plans and high net worth individuals, including $1.8 billion of LifeUSA Insurance's portfolio.

Management has organized the Company into three business segments in order to focus on the distinct functional revenue, expense and asset characteristics associated with the activities performed by each. The segments include:
Insurance, Marketing and Corporate. Management's Discussion and Analysis of Business Segments, which follows on page 30, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations.

RELATIONSHIP WITH ALLIANZ LIFE
Since 1988, under the terms of agreements between the Company and Allianz Life, life insurance and annuity products have been produced for Allianz Life on policy forms similar to those of LifeUSA Insurance (the "Allianz/LUSA Business"). The Company has received commissions and expense allowances, provided all administrative and other home office services, paid commissions due agents and paid applicable premium taxes on the Allianz/LUSA Business. LifeUSA Insurance assumes 25% of the Allianz/LUSA Business and pays commissions and expense allowances on the assumed business to Allianz Life. During 1997 and 1998, LifeUSA Insurance produced long term care insurance business for Allianz Life and received marketing and service fees for that business.

The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allow Allianz Life to acquire up to 35% of the outstanding common stock of the Company and to extend the marketing agreement between the two companies to December 31, 2000. Allianz Life will acquire its interest in the Company over a five-year period, ending in 2002, by purchasing from the Company $100 million of newly issued common stock in increments of $10 million semi-annually. The price at which Allianz Life will purchase the common stock will be at 250% of the Company's six-month average book value per share (excluding SFAS No. 115), at the time the common stock is issued. In August 1998, Allianz Life acquired 406,092 shares of the Company's common stock at $24.625 per share, and in February 1999, Allianz Life acquired 395,062 shares at the mutually agreed upon purchase price of $25.3125 per share. If the price at which Allianz Life would purchase the Company's common stock is more that 200% of the current market price at the time the common stock is tendered, Allianz Life can decline to purchase part or all of the stock, and the Company can require Allianz Life to purchase a convertible debenture for a like amount of capital.

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

From April 1, 1991 through March 31, 1998, LifeUSA Insurance ceded a substantial portion of its new life insurance and annuity business to the following three reinsurers (the Reinsurers):

* Employers Reassurance Corporation, a subsidiary of Employers Reinsurance Corporation, a member of the General Electric Company group (Employers);

* Munich American Reassurance Company, a subsidiary of Munich Reinsurance Company, one of the largest German insurance companies (Munich); and

* Republic-Vanguard Life Insurance Company, a member of Partner Re Ltd., one of the world's largest reinsurance companies (Republic-Vanguard).

Effective April 1, 1998, and in accordance with the agreement with Allianz Life, Allianz Life began assuming a portion of LifeUSA Insurance's business. Also effective April 1, 1998, Munich ceased assuming any new business from LifeUSA Insurance, and LifeUSA Insurance increased the retention of its annuity business from 25% to 30% and its life insurance business from 25% to 50%. LifeUSA Insurance receives commissions and expense allowances on business ceded.

The following table shows LifeUSA Insurance life insurance and annuity in force information at March 31, 1999 and December 31, 1998 (in millions):

                                                         March 31, 1999      December 31, 1998
                                                         --------------      -----------------
Life insurance account values:
   All policies produced by LifeUSA Insurance agents (1)       $  342.4               $  333.6
   Direct and assumed business (2)                                293.6                  286.2
   Net of reinsurance (3)                                         114.9                  111.6

Life insurance face amounts:
   All policies produced by LifeUSA Insurance agents (1)        7,785.3                7,679.7
   Direct and assumed business (2)                              6,736.6                6,646.2
   Net of reinsurance (3)                                       2,382.9                2,333.6

Annuity account values:
   All policies produced by LifeUSA Insurance agents (1)        5,796.1                5,743.1
   Direct and assumed business (2)                              4,088.7                4,054.0
   Net of reinsurance (3)                                       1,836.6                1,825.0

----------------------------------------------
(1)  Includes all LifeUSA Insurance products and all Allianz/LUSA Business.
(2) Includes all LifeUSA Insurance products and the Allianz/LUSA Business assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance products retained by LifeUSA Insurance and the portion of Allianz/LUSA Business assumed by LifeUSA Insurance.

Reference is made to Reinsurance in the Company and Business Description section on pages 11-14 of the 1998 Annual Report and Form 10-K for further details regarding the Company's reinsurance agreements.

RESULTS OF OPERATIONS
Total collected premiums and deposits decreased 16% in first quarter 1999 compared to first quarter 1998. Expenses due to one-time revisions of financial product models and the Company's investment in LTCAmerica were incurred in first quarter 1999 and, primarily as a result of these factors, net income for the first quarter of 1999 decreased 33% compared to the first quarter of 1998.

Below is a more detailed discussion of the trends in the amounts reported in the Condensed Consolidated Statement of Income for the quarters ended March 31, 1999 and 1998. These comments should be read in conjunction with the condensed consolidated financial statements previously presented.

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including the Allianz/LUSA Business, were $244.6 million and $289.8 million in the first quarter of 1999 and 1998, respectively, a decrease of 16% in total collected premiums and deposits. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable quarters (in thousands):

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                                    1999            1998
                                                                            ------------    ------------
Collected Premiums and Deposits (1):
     LifeUSA Insurance:
         Life:
            First year                                                      $      1,252    $      1,481
            Single and renewal                                                    12,959          13,362
                                                                            ------------    ------------
                 Total Life                                                       14,211          14,843
         Long term care                                                                9              --
         Annuities                                                               135,035         152,891
                                                                            ------------    ------------
                 Total LifeUSA Insurance collected premiums and deposits         149,255         167,734
     Allianz Life:
         Life:
            First year                                                               297             423
            Single and renewal                                                     3,855           3,839
                                                                            ------------    ------------
                 Total Life                                                        4,152           4,262
         Long term care                                                                1              --
         Annuities                                                                91,229         117,827
                                                                            ------------    ------------
                 Total Allianz Life collected premiums and deposits               95,382         122,089
                                                                            ------------    ------------
Total collected premiums and deposits                                       $    244,637    $    289,823
                                                                            ============    ============

--------------------------------------------

(1)  Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                       1999            1998
                                                                               ------------    ------------
Premiums and Deposits Not Retained or Assumed (2):
     LifeUSA Insurance:
         Life:
            First year                                                         $        691    $      1,111
            Single and renewal                                                        8,630           8,820
                                                                               ------------    ------------
                 Total Life                                                           9,321           9,931
         Long term care                                                                   7              --
         Annuities                                                                   94,115         113,057
                                                                               ------------    ------------
                 Total LifeUSA Insurance premiums and deposits not retained         103,443         122,988
     Allianz Life:
         Life:
            First year                                                                  223             318
            Single and renewal                                                        2,348           2,292
                                                                               ------------    ------------
                 Total Life                                                           2,571           2,610
         Long term care                                                                   1              --
         Annuities                                                                   67,601          87,167
                                                                               ------------    ------------
                 Total Allianz Life premiums and deposits not assumed                70,173          89,777
                                                                               ------------    ------------
Total collected premiums and deposits not retained or assumed                  $    173,616    $    212,765
                                                                               ============    ============

Retained or Assumed Premiums and Deposits (3):
     LifeUSA Insurance:
         Life:
            First year                                                         $        561    $        370
            Single and renewal                                                        4,329           4,542
                                                                               ------------    ------------
                 Total Life                                                           4,890           4,912
         Long term care                                                                   2              --
         Annuities                                                                   40,920          39,834
                                                                               ------------    ------------
                 Total LifeUSA Insurance retained premiums and deposits              45,812          44,746
     Allianz Life:
         Life:
            First year                                                                   74             105
            Single and renewal                                                        1,507           1,547
                                                                               ------------    ------------
                 Total Life                                                           1,581           1,652
         Long term care                                                                   0              --
         Annuities                                                                   23,628          30,660
                                                                               ------------    ------------
                 Total Allianz Life assumed premiums and deposits                    25,209          32,312
                                                                               ------------    ------------
Total retained or assumed premiums and deposits                                $     71,021    $     77,058
                                                                               ============    ============

------------------------------------------------

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

Reference is made to Reinsurance in the Company and Business Description section on pages 11-14 of the 1998 Annual Report and Form 10-K for further details on the Company's reinsurance agreements.

REVENUES. Total revenues were $92.5 million and $92.1 million in the first quarter of 1999 and 1998, respectively. The increase in total revenues of less than 1% was primarily due to the increase in net investment income generated by the growth of annuities in force and invested assets and net realized gains on investments. These factors were partially offset by the decrease in commissions and expense allowances associated with decreased production of business not retained or assumed. The discussion that follows gives a line-by-line comparison of revenues for the quarters ended March 31, 1999 and 1998. See also the Business Segments section that follows for additional analysis of the results of operations.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, decreased 5%, or $688,000, in the first quarter of 1999 compared to the first quarter of 1998, reflecting a decrease in surrender charges and annuitizations as a result of increased sales of longer minimum deferral products.

An increase in net investment income of 12%, or $4.7 million, in the first quarter of 1999 compared to the first quarter of 1998 is primarily attributable to increases in fair values of index options used to hedge the equity return component of LifeUSA Insurance's equity-indexed annuity products and the sale of the minority equity interest in CMIC. Also contributing to the increase in net investment income was an increase in invested assets (fixed maturity investments, other invested assets and cash and cash equivalents) to $2.37 billion at March 31, 1999 from $2.26 billion at March 31, 1998, which was partially offset by the reduction in yield on investments. The weighted average annual yield on fixed maturities and cash and cash equivalents (exclusive of realized and unrealized gains and losses) was 7.18% at March 31, 1999, compared to 7.26% at March 31, 1998. The following table shows the components of net investment income for the quarters ended March 31, 1999 and 1998 (in thousands):

                                                        1999            1998
                                                     ----------     ----------

Fixed maturities                                     $   40,222     $   38,115
Common stock                                                  8             --
Cash and cash equivalents                                   493            704
Policy loans                                                183            156
Unrealized gain on option contracts                       1,462            318
Sale of minority equity interest in CMIC                  1,782             --
Other                                                        36             30
                                                     ----------     ----------
                                                         44,186         39,323
Investment expenses                                        (511)          (382)
                                                     ----------     ----------

Net investment income                                $   43,675     $   38,941
                                                     ==========     ==========

The Company sold investments from its surplus assets (see page 28 for further discussion on surplus assets) resulting in a $1.5 million net realized gain in the first quarter of 1999. Surplus assets do not back policyholder liabilities thus are not subject to adjustments for deferred policy acquisition costs and other benefits to policyholders. Net realized gains on investments (excluding gains/losses on fixed assets) had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the quarters ended March 31, 1999 and 1998 (dollars in thousands, except per share amounts):

                                                          1999          1998
                                                        ---------    ---------

Net realized gains on investments                       $   1,483    $      40
Increase in:
   Amortization of deferred policy acquisition costs           --           28
   Other benefits to policyholders                             --           10
                                                        ---------    ---------
Income before income taxes                                  1,483            2
Income taxes                                                  519            1
                                                        ---------    ---------
Net income                                              $     964    $       1
                                                        =========    =========

Earnings per share                                      $     .04    $     .00
                                                        =========    =========

Commissions and expense allowances and concessions decreased 13%, or $5.0 million, in the first quarter of 1999 compared to the first quarter of 1998. The decrease is consistent with the 16% decrease in total collected premiums and deposits discussed previously, partially offset by changes in the mix of deferred annuity products sold.

The following table shows the amounts of commissions and expense allowances and concessions for the quarter ended March 31, 1999 and 1998 (in thousands):

                                                               1999           1998
                                                            ----------     ----------
LifeUSA Insurance:
         Life:
            First year                                      $      838     $    1,429
            Single and renewal                                   1,374          1,416
                                                            ----------     ----------
                 Total Life                                      2,212          2,845
         Long term care                                             10             --
         Annuities                                              16,179         17,700
                                                            ----------     ----------
     Total LifeUSA Insurance                                    18,401         20,545

Allianz Life:
         Life:
            First year                                             262            473
            Single and renewal                                     523            531
                                                            ----------     ----------
                 Total Life                                        785          1,004
         Long term care                                              2             --
         Annuities                                              14,832         17,735
                                                            ----------     ----------
     Total Allianz Life                                         15,619         18,739

Lapse policy chargebacks                                          (149)          (167)
                                                            ----------     ----------

Total commissions and expense allowances                        33,871         39,117

LifeUSA Securities concessions                                     409            148
                                                            ----------     ----------

Total commissions and expense allowances and concessions    $   34,280     $   39,265
                                                            ==========     ==========

-----------------------------------------

The above table includes commissions and expense allowances related to LifeUSA Insurance policies that have been ceded by LifeUSA Insurance to the Reinsurers, service fees related to Allianz/LUSA Business and concessions related to LifeUSA Securities sales.

The Company pays a lapse policy chargeback to the Reinsurers when a life insurance policy that has been ceded lapses before the end of 15 months. The chargeback paid for each policy is equal to the excess of the allowances received over the premiums received.

Reference is made to Reinsurance in the Company and Business Description section on pages 11-14 of the 1998 Annual Report and Form 10-K for further details on the Company's reinsurance agreements.

BENEFITS AND EXPENSES. Total benefits and expenses were $87.0 million and $82.5 million in the first quarters of 1999 and 1998, respectively. The increase in total benefits and expenses of 5% was primarily due to a $2.0 million increase in amortization of deferred policy acquisition costs and a $900,000 increase in reserves resulting from one-time revisions of financial product models. The discussion that follows gives a line-by-line comparison of benefits and expenses for the quarters ended March 31, 1999 and 1998. See also the Business Segments section that follows for additional analysis of the results of operations.

An increase in interest credited to policyholder account values of 6%, or $1.9 million, in the first quarter of 1999 compared to the first quarter of 1998, reflects the increases in fair values of index options used to hedge the equity return component of LifeUSA Insurance's equity-indexed annuity products and growth in annuities in force.

The increase in other benefits to policyholders of 12%, or $682,000, reflects the $900,000 increase in reserves resulting from one-time revisions of financial product models partially offset by lower amortization of deferred bonuses associated with the decrease in surrenders and annuitizations.

Amortization of deferred policy acquisition costs increased 23%, or $1.7 million, in the first quarter of 1999 as compared to the first quarter of 1998. This reflects the $2.0 million of increased amortization of deferred policy acquisition costs resulting from one-time revisions of financial product models partially offset by lower amortization associated with the decrease in surrenders and annuitizations. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents decreased 12%, or $2.6 million, in the first quarter of 1999 compared to the first quarter of 1998 due to the 16% decrease in total collected premiums and deposits discussed previously, partially offset by a change in the mix of deferred annuity products sold.

Taxes, licenses and fees increased $753,000 in the first quarter of 1999 compared to the first quarter of 1998. This increase was primarily due to a reduction in guaranty fund assessments accrued in first quarter 1998.

Operating expenses increased 12%, or $2.1 million, in the first quarter of 1999 compared to the first quarter of 1998. This increase was primarily due to the Company's investment in LTCAmerica and expenses related to an agent defalcation.

Income taxes were $1.7 million in the first quarter of 1999 and $3.6 million in the first quarter of 1998. The effective income tax rates for the first quarter of 1999 and 1998 were 30.0% and 37.5%, respectively. The decrease in the effective income tax rate is due to differences between the book and tax basis of the Company's minority equity interest in CMIC that was sold during the first quarter of 1999. The Company estimates its effective income tax rate for the remainder of 1999 to be approximately 36.5%.

NET INCOME. Net income was $4.0 million in the first quarter of 1999 and $6.0 million in the first quarter of 1998, which represents a decrease of 33%. Diluted earnings per share were $.16 in the first quarter of 1999 compared to $.23 in the first quarter of 1998, which represents a decrease of 30%. The per share decrease is lower than the net income decrease due to the repurchase of
3.3 million shares of the Company's common stock and a reduction in the dilutive impact of "in the money" stock options. These factors were partially offset by the transactions associated with the agreement with Allianz Life.

The following table summarizes the operating highlights for the three months ended March 31, 1999 and 1998:

                                                                                              Three months ended March 31,
                                                                   -------------------------------------------------------
                                                                              1999                         1998
                                                                   -------------------------     -------------------------
                                                                     Income           EPS          Income           EPS
                                                                   ----------     ----------     ----------     ----------
Consolidated net income and diluted earnings per share             $    4,001     $      .16     $    6,009     $      .23

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                     (964)          (.04)            (1)          (.00)
   Credits for state guaranty fund assessments                           (116)          (.00)          (650)          (.03)
                                                                   ----------     ----------     ----------     ----------

Consolidated net operating income and earnings per share                2,921            .12          5,358            .20

Sale of minority equity interest in CMIC                               (1,565)          (.06)            --             --
Financial product model adjustment                                      1,886            .07             --             --
Agent defalcation                                                         325            .01             --             --
                                                                   ----------     ----------     ----------     ----------

Consolidated net operating income and earnings per share
excluding sale of minority equity interest in CMIC, financial
product model adjustment and agent defalcation                     $    3,567     $      .14     $    5,358     $      .20
                                                                   ==========     ==========     ==========     ==========

-----------------------------------------------

(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders and (ii) credits for state guaranty fund assessments.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 1999, the Company's primary available sources of cash were:
*    service fees received by the Company for the Allianz/LUSA Business,
*    management fees from LifeUSA Insurance,
*    interest earned on invested assets,
*    $10 million received from Allianz Life's stock purchase in February 1999,
*    dividend totaling $5 million paid to the Company by LifeUSA Insurance,
*    proceeds received from sale of minority equity interest in CMIC, and
*    a $50 million long-term line of credit from the Company's Reinsurers.

A substantial portion of the Company's operating expenses is attributable to services provided to LifeUSA Insurance, such as employees, data processing, facilities and supplies, which are reimbursed by LifeUSA Insurance through management fees. LifeUSA Insurance is expected to have sufficient cash to provide reimbursement through 1999, based on currently anticipated life insurance and annuity sales and on the continuation of acceptable reinsurance arrangements.

The extended marketing relationship with Allianz Life and related infusion of the remaining $80 million in capital through 2002, along with the $50 million line of credit from the Reinsurers and dividends from LifeUSA Insurance, provides sufficient capital to fund the Company's needs.

The Company's cash needs consist of:
* operating expenses, including expenses in connection with efforts to increase the production of existing agents and expand the size of the field force,
* capital contributions to LifeUSA Marketing for investments in marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance and Allianz Life,
*    repayments of borrowings under the line of credit to the Reinsurers,
* operating expenses of and potential contributions to LifeUSA Securities to ensure compliance with NASD capital requirements,
*    quarterly dividends to shareholders of record,
*    authorized repurchases of its common stock,
* potential contributions to LTCAmerica to purchase an existing long-term care insurance company or a "shell" insurance company and commence operations,
* potential contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios.

In April 1999, the Company announced that its Board of Directors authorized the Company to increase its current stock repurchase program by 2.5 million shares to a total of 6.5 million shares of its common stock. As of March 31, 1999, 3.3 million shares have been repurchased by the Company at an average price of $12.18 per share. Repurchased shares will be deemed to be outstanding shares for purposes of calculating the 35% of the outstanding common stock of the Company to be acquired over the next four years by Allianz Life.

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

LifeUSA Insurance produced statutory net income of $2.5 million during first quarter 1999 compared to $4.8 million during the first quarter of 1998. As of March 31, 1999, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $115.4 million compared to $113.1 million at December 31, 1998. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1999 primarily through statutory profits on its maturing block of retained in force business.

In April 1999, the Company announced that its Board of Directors declared a cash dividend of 2.5 cents per share for the first quarter of 1999, payable on May 14, 1999, to shareholders of record as of April 28, 1999. The Company declared similar quarterly dividends in 1998. It is the intention of the Board of Directors to pay regular quarterly dividends in 1999 of 2.5 cents per share, or ten cents per share on an annual basis.

Although the Board of Directors of the Company has declared dividends on the Company's common stock, there are statutory and regulatory limitations upon the extent to which dividends may be paid to a parent from an insurance subsidiary, including the restriction that an insurance company may only pay ordinary dividends out of unassigned funds (earned surplus). The Department of Commerce of the State of Minnesota may permit LifeUSA Insurance to pay dividends to the Company in any 12-month period in an amount exceeding the lesser of (i) 10 percent of the insured's statutory earned surplus at the end of the preceding year or (ii) the insured's statutory net gain from operations, not including realized capital gains, for the year preceding the distribution, both of which are determined in accordance with Minnesota insurance laws and regulations. The Department of Commerce of the State of Minnesota permitted LifeUSA Insurance to pay $5.0 million in extraordinary dividends to the Company during January 1999 and $2.5 million during 1998 and 1997.

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

As of March 31, 1999, the NAIC Life Insurance Illustration Model Regulation was effective in twenty-nine states. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self-supporting and not lapse-supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. In March 1999, the NAIC adopted a new annuity disclosure model regulation. Adoption in each state is required before it becomes law. The new model requires a product specific disclosure document and a copy of the NAIC Buyer's Guide to Fixed Deferred Annuities be provided to the consumer at the time of application. It does not regulate illustrations and does not require self-support or lapse-support testing of annuity illustrations. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

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

LifeUSA Securities, as a registered broker and dealer and registered investment advisor in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of March 31, 1999, LifeUSA Securities' net capital exceeded the minimum required balance.

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

YEAR 2000 UPDATE
GENERAL A comprehensive analysis of the Year 2000 (Y2K) issue was completed in 1997. This analysis established a plan for compliance of all Company information systems and significant non-computer devices to ensure accurate processing of date data from the twentieth and into the twenty-first centuries. The project also included identification of key vendors and obtaining assurances that their key systems are Y2K compliant. Because the Company has only been operating since 1987, significant systems were already Y2K compliant. As of December 31, 1998, the total cost of the project was estimated at $650,000, with $640,000 incurred through March 31, 1999. In addition, ongoing monitoring of the upgrading of operating systems, development tools and desktop applications will be performed during the normal course of business.

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

Applications being upgraded in the normal course of business include the financial accounting application and the LifeUSA Insurance policy assembly application. The financial accounting application is being upgraded to provide more functionality. This application is Y2K compliant and installation during the second quarter 1999 is on schedule. LifeUSA Insurance automated its policy assembly application in April 1999, and that application is Y2K compliant. In addition, all personal computer hardware and non-computer hardware is or will be Y2K compliant by June 1999.

ONGOING ACTIVITY Follow-up on compliance assurances by key vendors and business partners was ongoing through the end of 1998 and will continue in 1999, as appropriate. Testing of data exchange with key external business partners continues for purposes of date compliance with testing being executed during the first quarter of 1999 as partners reach date compliance. Contingency planning continues as additional back-up protection with respect to key vendors who have provided assurances that their systems are Y2K compliant.

SUMMARY At this time, the Company is aware of no Y2K compliance issues that will negatively impact the key business processes of the Company or its affiliated companies. All Y2K compliance plan activities are scheduled to be completed by June 1999.

INVESTMENTS. As of March 31, 1999, the Company had cash, cash equivalents, fixed maturity investments, common stock, equity options and policy loans on a consolidated basis totaling $2.37 billion, including $7.6 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at March 31, 1999 (dollars in thousands):

                                                   Amortized        % of      Carrying         % of        Fair           % of
                                                     Cost          Total        Value         Total        Value         Total
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                         $   36,014        1.54%    $   36,014        1.52%    $   36,014        1.50%
Government Treasury and Agency notes and bonds       101,035        4.33        104,638        4.42        110,838        4.61
Taxable municipals                                    10,667         .46         10,646         .45         10,491         .44
Mortgage pass throughs                                47,350        2.03         49,153        2.08         49,153        2.05
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                                2,244         .10          2,244         .09          2,295         .10
     CMO -- PACs                                     546,941       23.44        549,594       23.23        562,173       23.40
     CMO -- ADs                                       21,644         .93         21,644         .91         22,441         .93
     CMO -- TACs                                       6,290         .27          6,290         .27          6,917         .29
Investment grade corporate securities:
     AAA+ to AAA-                                     87,876        3.77         87,950        3.72         90,046        3.75
     AA+ to AA-                                      198,028        8.49        200,498        8.48        203,638        8.48
     A+ to A-                                        740,889       31.75        752,051       31.79        760,880       31.68
     BBB+ to BBB-                                    443,288       18.96        451,068       19.08        453,515       18.88
Non investment grade corporate securities             25,907        1.11         23,967        1.01         23,893         .99
Common stock                                          19,767         .85         19,808         .84         19,808         .82
Equity options                                        10,638         .46         14,760         .62         14,760         .61
Policy loans                                          35,231        1.51         35,231        1.49         35,231        1.47
                                                 ------------------------------------------------------------------------------

Total cash and invested assets                    $2,333,809      100.00%    $2,365,556      100.00%    $2,402,093      100.00%
                                                 ==============================================================================

ASSETS BACKING LIABILITIES. As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of March 31, 1999, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.81% and the weighted average yield on the assets backing liabilities was 7.24%. As of December 31, 1998, the weighted average credited interest rate was 4.85% and the weighted average yield on the assets backing liabilities was 7.26%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $9.0 million during first quarter of 1999. The investment portfolio is managed primarily by allocating new cash flows into investments that have yield, maturity and other characteristics suitable for LifeUSA Insurance's expected policyholder liabilities. Consistent with LifeUSA Insurance's asset and liability management practices, as of March 31, 1999, the effective duration of LifeUSA Insurance's assets backing liabilities was 4.67 years, compared to 4.70 years as of December 31, 1998.

SURPLUS ASSETS. LifeUSA Insurance's assets backing liabilities represent approximately 95% of total cash and investments. The remaining 5% of investments are referred to as surplus assets. Surplus assets represent the contributed capital and accumulated earnings of LifeUSA Insurance. The surplus assets do not back the liabilities of LifeUSA Insurance and can therefore be managed with a discretionary perspective. During the first quarter of 1999, LifeUSA Insurance modified its investment guidelines related to the management of surplus assets to allow a small percentage to be invested in common stock and high-yield bonds. The remainder of the surplus assets is invested in government, government agency and investment-grade corporate securities. All securities constituting the surplus asset portfolio are designated available for sale and are closely monitored to a predetermined bond and equity indexed benchmark specified by both LifeUSA Insurance and its external investment manager, Allianz of America, Inc.

EQUITY OPTIONS. Certain LifeUSA Insurance annuity products provide an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's (S&P) 500 Index. LifeUSA Insurance has analyzed the characteristics of these benefits and has purchased option contracts tied to the S&P 500 Index with similar characteristics to hedge these risks. Management monitors correlation of in force amounts and option contract values to ensure proper matching. If persistency assumptions were to deviate significantly from anticipated rates, management would purchase or sell option contracts as deemed appropriate. As of March 31, 1999, management believes a proper hedge exists. LifeUSA Insurance purchases 5-year and 7-year "over-the-counter" European-Asian call option contracts based on the S&P 500 Index. LifeUSA Insurance purchases option contracts only from counterparties rated AA- or better and the option contracts are not used for trading purposes.

COMBINED PORTFOLIO. The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 63% at March 31, 1999. With each corporate security acquisition, LifeUSA Insurance's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place.

Approximately 1% of the total fair value of the Company's portfolio was comprised of non-investment grade corporate obligations at March 31, 1999. The Company believes that there is no impairment to these investments, as they will continue to receive principal and interest payments through maturity.

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

As of March 31, 1999, the Company held 44%, or $1.01 billion, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance's products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. LifeUSA Insurance's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

SHAREHOLDER'S EQUITY. At March 31, 1999, the Company's shareholders' equity and book value per share were $273.0 million and $11.41, respectively, compared to $280.0 million and $11.30, respectively, at December 31, 1998. Excluding the effect of the net unrealized gain on fixed maturity investments available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $266.6 million and $11.14, respectively, at March 31, 1999, compared to $266.6 million and $10.76, respectively, at December 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              ON BUSINESS SEGMENTS

Management has organized the Company into three business segments in order to focus on the distinct functional activities performed by each. The Insurance Segment focuses on the administration, asset/liability management and reinsurance of fixed insurance products. The Marketing Segment focuses its efforts on the field force used to distribute fixed insurance products, product design and promotion, advertising and the management of investments in marketing subsidiaries. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities and LTCAmerica because their results of operations are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion that follows. There were no material changes to the assets of each segment disclosed in the Annual Report and Form 10-K that would warrant disclosure in this Report. The table on pages 34 and 35 summarizes the results of operations for the first quarters of 1999 and 1998.

The Company evaluates the performance of each business segment based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The asset and income statement items are allocated based on the functionality and nature of the activities performed by each segment.

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

REVENUES. Total revenues were $89.7 million and $91.0 million in the first quarter of 1999 and 1998, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the changes are consistent with those previously discussed in the Company's Results of Operations section.

EXPENSES. Total expenses were $85.3 million and $84.0 million in the first quarter of 1999 and 1998, respectively. The increase in total expenses of 2% in 1999 compared to 1998 is primarily attributable to increases in other benefits to policyholders and amortization of deferred policy acquisition costs due to the one-time revisions of financial product models. These factors were partially offset by a decrease in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the decrease in premium and deposit production. The marketing fee, which decreased 13% from 1998, is calculated as a percentage of premiums and deposits and will vary generally with the change in premium and deposit production that decreased 16% from 1998. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing fee to change by greater or lesser amounts than the change in premium and deposit production.

MARKETING SEGMENT. The Marketing Segment provides all services related to the recruitment and development of agents and FMOs, support of agents producing LifeUSA Insurance business and Allianz/LUSA Business, and advertising, promotion and incentive programs to increase production. The Marketing Segment also manages all acquisitions of and investments in field marketing organizations.

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

REVENUES. Total revenues were $33.9 million and $35.3 million in the first quarter of 1999 and 1998, respectively. The decrease in total revenues of 4% in 1999 compared to 1998 is primarily attributable to the marketing fee that is based on premium and deposit production discussed previously. This factor was partially offset by an increase in net investment income due to the sale of CMIC. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation.

EXPENSES. Total expenses were $30.1 million and $32.9 million in the first quarter of 1999 and 1998, respectively. The decrease in total expenses of 8% in 1999 compared to 1998 is primarily attributable to commissions incurred that are based on premium and deposit production discussed previously. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will also cause commissions to change.

CORPORATE SEGMENT. The Corporate Segment provides strategic direction for the Company and its various business segments and includes the operations of LifeUSA Securities and LTCAmerica because their results are not yet material and do not warrant separate disclosure. The Corporate Segment charges a fee to all other segments based on the revenues of those individual segments. The Corporate Segment retains expenses of an enterprise-wide nature. Assets consist primarily of surplus investments and investments in subsidiaries.

REVENUES. Total revenues were $3.2 million and $2.9 million for first quarter 1999 and 1998, respectively. The increase in total revenues of 13% in 1999 compared to 1998 is due to an increase in concessions and equity income in subsidiaries partially offset by the decrease in the corporate fee. The increase in concessions is due to an increase in LifeUSA Securities's sales of security products. Equity income in subsidiaries is a result of the 40% minority interest in Windsor purchased in April 1998. The corporate fee decrease is due to a decrease in 1999 revenues for the Marketing and Insurance Segments.

EXPENSES. Total expenses were $5.8 million and $2.7 million for 1999 and 1998, respectively. The increase in 1999 compared to 1998 is primarily attributable to the Company's investment in LTCAmerica and an increase in salaries and employee benefits.

BUSINESS SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for first quarter March 31, 1999 and 1998 (in thousands):

                                                                    Insurance Segment                       Marketing Segment
                                                                                      Percent                                Percent
                                                            1999          1998        Change        1999          1998       Change
                                                       --------------------------------------    -----------------------------------
Revenues:
   Policyholder charges                                 $   12,378    $   13,066         (5)%    $       --    $       --        --%
   Net investment income                                    41,607        38,540          8           1,783             9       N/A
   Net realized gains (losses) on investments                1,483             5        N/A              --            --        --
   Commissions and expense allowances and concessions       33,868        39,117        (13)             --            --        --
   Marketing fee                                                --            --         --          31,514        34,796        (9)
   Corporate fee                                                --            --         --              --            --        --
    Equity income in subsidiaries                               --            --         --             358           282        27
   Other                                                       329           298         10             214           246       (13)
                                                       --------------------------------------    -----------------------------------
         Total revenues                                     89,665        91,026         (1)         33,869        35,333        (4)

Expenses:
   Interest credited to policyholder account values         31,228        29,323          6              --            --        --
   Other benefits to policyholders                           6,508         5,826         12              --            --        --
   Amortization of deferred policy acquisition costs         9,209         7,510         23              --            --        --
   Commissions and marketing fee                            26,338        30,293        (13)         24,725        26,924        (8)
   Taxes, licenses and fees                                    647          (106)       N/A              --            --        --
   Operating expenses:
      Salaries and employee benefits                         3,819         3,817          0           1,823         1,923        (5)
      Data processing                                          965           918          5             251           400       (37)
      Printing and office supplies                             147           375        (61)            310           437       (29)
       Depreciation and amortization                           684           605         13             750           559        34
      Other                                                  5,739         5,445          5           2,274         2,656       (14)
                                                       --------------------------------------    -----------------------------------
         Total benefits and expenses                        85,284        84,006          2          30,133        32,899        (8)
                                                       --------------------------------------    -----------------------------------

Income before income taxes                                   4,381         7,020        (38)          3,736         2,434        53

Income taxes                                                 1,719         2,533        (32)            934         1,032        (9)
                                                       --------------------------------------    -----------------------------------

Net income before minority interest                          2,662         4,487        (41)          2,802         1,402       100

Minority interest, net of tax                                   --            --         --              --            --        --
                                                       --------------------------------------    -----------------------------------

Net income (loss)                                       $    2,662    $    4,487        (41)%    $    2,802    $    1,402       100%
                                                       ======================================    ===================================

              Corporate Segment                 Eliminating Entries(1)                  Consolidated
                                Percent                                                                   Percent
    1999           1998         Change         1999           1998           1999           1998          Change
----------------------------------------  ----------------------------  -----------------------------------------
$       --     $       --           --%    $       --     $       --     $   12,378     $   13,066           (5)%
       369            477          (23)           (84)           (85)        43,675         38,941           12
        --            (26)        (100)            --             --          1,483            (21)         N/A
       412            148          178             --             --         34,280         39,265          (13)
        --             --           --        (31,514)       (34,796)            --             --           --
     2,157          2,258           (4)        (2,157)        (2,258)            --             --           --
        52             --          N/A             --             --            410            282           45
       246              1          245           (483)            --            306            545          (44)
----------------------------------------  ----------------------------  -----------------------------------------
     3,236          2,858           13        (34,238)       (37,139)        92,532         92,078            0


        --             --           --             --             --         31,228         29,323            6
        --             --           --             --             --          6,508          5,826           12
        --             --           --             --             --          9,209          7,510           23
       362            119          204        (31,153)       (34,428)        20,272         22,908          (12)
        --             --           --             --             --            647           (106)         N/A

     2,127            881          141           (153)          (151)         7,616          6,470           18
       167             50          234            (16)           (16)         1,367          1,352            1
       325             59          451            (59)           (63)           723            808          (11)
        98             52           88             --             --          1,532          1,216           26
     2,696          1,529           76         (2,857)        (2,481)         7,852          7,149           10
----------------------------------------  ----------------------------  -----------------------------------------
     5,775          2,690          115        (34,238)       (37,139)        86,954         82,456            5
----------------------------------------  ----------------------------  -----------------------------------------

    (2,539)           168          N/A             --             --          5,578          9,622          (42)

      (979)            48          N/A             --             --          1,674          3,613          (54)
----------------------------------------  ----------------------------  -----------------------------------------

    (1,560)           120          N/A             --             --          3,904          6,009          (35)

       (97)            --          N/A             --             --            (97)            --          N/A
----------------------------------------  ----------------------------  -----------------------------------------

$   (1,463)    $      120          N/A     $       --     $       --     $    4,001     $    6,009          (33)%
========================================  ============================  =========================================

--------------------------------------------------

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

                                     * * * *

Statements other than historical information contained in this Report, including the statements involving hypothetical events included in the "Market Risk Disclosure," are forward-looking statements and, therefore, subject to risks and uncertainties, including those identified below, which could cause the actual results to differ materially from statements. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and similar expressions identify forward-looking statements. Factors which could cause actual results to differ materially from the forward-looking statements, thereby resulting in a material adverse impact on the business, results of operations or financial condition of the Company, include but are not limited to
(i) the Company's ability to develop or receive regulatory approval of new products intended to be marketed as uniquely suited to meet identified needs for life insurance, retirement income planning and long-term care; (ii) regulatory constraints on existing or future products rendering the products unmarketable or unprofitable; (iii) the Company's ability to favorably differentiate its products and service levels from those of competitors, including other insurance and financial services companies and various investment vehicles readily available to consumers; (iv) loss of key personnel; (v) the Company's ability to manage assets and produce returns providing sufficient spread on invested assets backing policyholder liabilities; (vi) the strength of the equity markets and the interest rate environment; (vii) field marketing organization investment in the education and support of agents selling the Company's products; (viii) the ability of owned and minority-owned marketing organizations to increase production and profitability; (ix) increase in the size and improvement in the productivity of the Company's distribution system; (x) continuation of mutually beneficial relationships with Allianz Life and the Reinsurers; (xi) continued access to capital at favorable rates; (xii) willingness of the private market to identify and allocate significant resources to long-term care coverage; (xiii) the Company's ability to attract and retain committed, competent and creative home office owners and management; (xiv) the Company's ability to ensure the continuous availability of technology at levels necessary to efficiently process and maintain the business produced for the entire enterprise and manage the assets of the enterprise; (xv) litigation, with or without merit, claiming significant resources of the enterprise; and (xvi) the ability of the Company to adequately remediate all operational systems and non-computer devices and internal computer software to avoid Year 2000 problems without significant additional expense, and the reliability of assurances obtained from and ongoing data exchange testing with key vendors and business partners to address Year 2000 problems. Forward-looking statements speak only as of the date on which they are made, and the Company does not undertake an obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposure previously disclosed in the Annual Report and Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 1997, two policyholders of Fidelity Union Life Insurance Company (FULICO) whose policies were assumed by Allianz Life commenced an action against Allianz Life in state court in California. LifeUSA Insurance was also named as a defendant in the lawsuit because it is the successor of FULICO and a third plaintiff who is a policyholder of LifeUSA Insurance asserted certain claims against LifeUSA Insurance. This action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders who had purchased insurance products of Allianz/FULICO and LifeUSA Insurance. The plaintiffs allege that they and other policyholders have been damaged due to certain alleged improper life insurance sales practices relating to vanishing premiums, churning and retirement plans, among other things. In 1994, Allianz sold the stock of FULICO to the Company. The Company then merged its Colorado life insurance subsidiary with FULICO and changed FULICO's corporate name to LifeUSA Insurance in order to redomesticate its Colorado life insurance subsidiary to Minnesota and obtain licenses in all states except for New York. As part of the transaction, Allianz Life assumed all of the business written by FULICO prior to the sale of the stock of FULICO to the Company and agreed to indemnify the Company and LifeUSA Insurance against any liabilities of FULICO arising prior to the date on which FULICO was sold to the Company. The case has been transferred to the United States Federal Court for the District of Minnesota by agreement of the parties. Allianz Life and the plaintiffs' attorneys have reached a tentative settlement of the claims against Allianz Life. As part of the settlement, plaintiffs have dismissed the claims against the Company without prejudice, but will have the right to bring the claims again after further investigation. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

In December 1997, six annuity policyholders commenced a lawsuit against the Company. The action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders that purchased annuity policies. The plaintiffs allege that they and other annuity policyholders have been damaged due to certain alleged misrepresentations and alleged inadequate disclosures at the times the annuities were purchased and from time to time thereafter. The case was commenced in the United States Federal Court for the Eastern District of Pennsylvania. On April 15, 1999, the Company made a motion for summary judgement and the plaintiffs moved for class certification. These motions will be fully briefed on June 2, 1999 and the court will take them under advisement. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

In June 1998, an action similar to the December 1997 lawsuit was commenced against the Company by one annuity policyholder on behalf of herself seeking certification on behalf of a class of all other New Jersey annuity policyholders in New Jersey State Court. The case has been removed to United States Federal Court for the District of New Jersey and the Company moved to consolidate it with the January 1998 case in the United States Federal Court for the Eastern District of Pennsylvania. That motion was granted in April 1999. The plaintiff has moved to remand to state court and that motion is pending. The litigation is in the early stages and, while it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

In March 1999, the North Carolina Department of Insurance made claims against the Company for agent defalcation. The Company has recorded a liability of $500,000. The Company believes the loss is probable and the amount is a reasonable estimate.

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

(27) Financial data schedule (electronic filing only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Life USA HOLDING, INC.
                                              ----------------------------------
                                                         (Registrant)



Date: May 14, 1999

                                                    /s/ Mark A. Zesbaugh
                                              ----------------------------------
                                                    Mark A. Zesbaugh
                                                    Executive Vice President
                                                    Chief Financial Officer