Form 10-Q
period 1999-06-30
LIFE USA HOLDING INC /MN/
filed 1999-08-16
CIK 832989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at June 30, 1999
           ---------------                 ----------------------------
      Common Stock,                                24,000,031
      Par Value $.01 Per Share

                             Life USA HOLDING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended June 30, 1999


                                    I N D E X

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

            Condensed Consolidated Balance Sheet (Unaudited)
            June 30, 1999 and December 31, 1998..............................3-4

            Condensed Consolidated Statement of Income
            (Unaudited) Three months and six months ended
            June 30, 1999 and June 30, 1998....................................5

            Condensed Consolidated Statement of Cash Flows
            (Unaudited) Six months ended
            June 30, 1999 and June 30, 1998....................................6

            Notes to Condensed Consolidated Financial Statements
            (Unaudited).....................................................7-11

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................13-30

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations on Business Segments ......31-38

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......39

PART II. OTHER INFORMATION:

  Item 1.   Legal Proceedings..............................................39-40
  Item 2.   Changes in Securities.............................................40
  Item 3.   Defaults Upon Senior Securities...................................40
  Item 4.   Submission of Matters to a Vote of Security Holders............40-41
  Item 5.   Other Information.................................................41
  Item 6.   Exhibits and Reports on Form 8-K..................................41

SIGNATURES:...................................................................42

                             Life USA HOLDING, INC.
                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 June 30,     December 31,
                                                                     1999             1998
                                                             ------------     ------------
ASSETS

Investments:

   Fixed maturity investments:

      Available for sale, at fair value (amortized cost:
         $1,029,919 at June 30, 1999 and $966,205 at
         December 31, 1998)                                  $  1,020,591     $  1,020,691

      Held to maturity, at amortized cost (fair value:
         $1,223,437 at June 30, 1999 and $1,314,009 at
         December 31, 1998)                                     1,215,317        1,259,072

   Other invested assets                                           79,651           46,323
                                                             ------------     ------------

      Total investments                                         2,315,559        2,326,086

Cash and cash equivalents                                          49,981           21,570

Accrued investment income                                          34,563           33,729

Future policy benefits recoverable and amounts due
   from reinsurers                                              2,905,908        2,801,109

Deferred policy acquisition costs                                 259,155          216,725

Other assets                                                       52,622           59,500
                                                             ------------     ------------

                                                             $  5,617,788     $  5,458,719
                                                             ============     ============

SEE ACCOMPANYING NOTES.

                             Life USA HOLDING, INC.
                Condensed Consolidated Balance Sheet (Continued)
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                   June 30,      December 31,
                                                                       1999              1998
                                                               ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Future policy benefits                                      $  5,189,696      $  5,030,833
   Other policyholders' funds                                        15,951             9,839
   Amounts due reinsurers                                            49,366            43,546
   Accrued commissions to agents                                      6,632             8,990
   Taxes, licenses and fees payable                                   4,922             6,023
   Accounts payable                                                   6,231             5,262
   Long-term debt                                                    15,000            15,000
   Convertible subordinated debentures                                   --             5,898
   Deferred income taxes                                             13,301            19,172
   Other liabilities                                                 49,036            34,171
                                                               ------------      ------------

         Total liabilities                                        5,350,135         5,178,734

Shareholders' equity:
   Preferred stock, $.01 par value; 15,000,000
      shares authorized, none issued                                     --                --
   Common stock, $.01 par value; 60,000,000
      shares authorized, 24,000,031 issued and
      outstanding (24,752,156 shares at December 31, 1998)              239               248
   Common stock to be issued, 17,090 shares
      (24,361 shares at December 31, l998)                              340               328
   Additional paid-in capital                                       153,741           150,096
   Notes receivable from stock sales                                 (4,266)           (4,266)
   Retained earnings                                                122,926           120,145
   Accumulated other comprehensive income:
      Net unrealized gain (loss) on investments
       - available for sale                                          (5,327)           13,434
                                                               ------------      ------------

      Total shareholders' equity                                    267,653           279,985
                                                               ------------      ------------

                                                               $  5,617,788      $  5,458,719
                                                               ============      ============

SEE ACCOMPANYING NOTES.

                             Life USA HOLDING, INC.

                   Condensed Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three months ended June 30,        Six months ended June 30,
                                                         -----------------------------    -----------------------------
                                                                 1999             1998            1999             1998
                                                         ------------     ------------    ------------     ------------
Revenues:
   Policyholder charges                                  $     12,439     $     13,968    $     24,817     $     27,034
   Net investment income                                       42,520           39,148          86,195           78,089
   Net realized gains (losses) on investments                      (7)             788           1,476              767
   Commissions and expense allowances and concessions          38,042           34,797          72,322           74,062
   Other                                                          912              996           1,628            1,823
                                                         ------------     ------------    ------------     ------------

         Total revenues                                        93,906           89,697         186,438          181,775

Benefits and expenses:
   Interest credited to policyholder account values            32,340           29,098          63,568           58,421
   Other benefits to policyholders                              5,470            5,815          11,978           11,641
   Amortization of deferred policy acquisition costs            7,788            8,442          16,997           15,952
   Commissions                                                 22,341           20,328          42,613           43,236
   Taxes, licenses and fees                                       909              902           1,556              796
   Operating expenses                                          17,814           16,177          36,904           33,172
                                                         ------------     ------------    ------------     ------------

         Total benefits and expenses                           86,662           80,762         173,616          163,218
                                                         ------------     ------------    ------------     ------------

Income before income taxes                                      7,244            8,935          12,822           18,557

Income taxes                                                    2,815            3,361           4,489            6,974
                                                         ------------     ------------    ------------     ------------

Net income before minority interest                             4,429            5,574           8,333           11,583

Minority interest, net of tax                                     (71)              --            (168)              --
                                                         ------------     ------------    ------------     ------------

Net income                                               $      4,500     $      5,574    $      8,501     $     11,583
                                                         ============     ============    ============     ============

Basic earnings per common share                          $        .19     $        .22    $        .35     $        .45
                                                         ============     ============    ============     ============

Diluted earnings per common share                        $        .18     $        .21    $        .34     $        .43
                                                         ============     ============    ============     ============

Cash dividend declared per common share                  $       .025     $       .025    $        .05     $       .025
                                                         ============     ============    ============     ============

Number of shares used in per share calculation:
   Basic                                                   23,810,977       25,914,569      24,242,350       25,844,861
   Diluted                                                 24,719,872       26,910,992      24,830,736       26,924,840

SEE ACCOMPANYING NOTES.

                             Life USA HOLDING, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Six months ended June 30,
                                                              -----------------------------
                                                                      1999             1998
                                                              ------------     ------------
Cash flows from operating activities:
   Net income                                                 $      8,501     $     11,583
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Accretion of discount on investments, net                  (2,655)          (2,591)
         Net realized (gains) losses on investments                 (1,476)            (767)
         Policy acquisition costs deferred                         (21,192)         (20,384)
         Amortization of deferred policy acquisition costs          16,997           15,952
         Other changes                                              20,299           15,323
                                                              ------------     ------------
Net cash provided by operating activities                           20,474           19,116

Cash flows from investing activities:
   Investments-available for sale:
      Purchases                                                   (214,780)         (94,054)
      Proceeds from sales                                          120,473           25,789
      Proceeds from maturities and principal payments
         on mortgage-backed securities                              11,178           12,263
   Investments-held to maturity:
      Purchases                                                     (5,481)         (65,197)
      Proceeds from sales                                            5,000           10,785
      Proceeds from maturities and principal payments
         on mortgage-backed securities                              46,539           35,755
   Purchases of option contracts                                    (5,048)          (1,667)
   Sales of (investments in) field marketing organizations           6,579           (9,100)
                                                              ------------     ------------
Net cash used in investing activities                              (35,540)         (85,426)

Cash flows from financing activities:
   Receipts from universal life and investment products            149,713          148,682
   Withdrawals on universal life and investment products          (167,764)        (158,089)
   Interest credited to policyholder account values                 63,568           58,421
   Change in deferred liability and reserves                         5,516           10,141
   Proceeds from exercise of stock options                           5,263            4,899
   Proceeds from common stock issuance to Allianz Life              10,000               --
   Repurchase of common stock                                      (18,315)              --
   Redemption of convertible subordinated debentures                (5,898)              --
   Dividends paid                                                   (1,220)            (648)
   Proceeds from issuance of LTCAmerica common stock                 2,602               --
   Other financing activities                                           12            2,775
                                                              ------------     ------------
Net cash provided by financing activities                           43,477           66,181
                                                              ------------     ------------
Net increase (decrease) in cash and cash equivalents                28,411             (129)
Cash and cash equivalents at beginning of the period                21,570           34,139
                                                              ------------     ------------
Cash and cash equivalents at end of the period                $     49,981     $     34,010
                                                              ============     ============

SEE ACCOMPANYING NOTES.

                             Life USA HOLDING, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


1. The condensed consolidated balance sheet of Life USA Holding, Inc. (the Company) at June 30, 1999 and the related condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 1999 and 1998, are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 1998 is derived from the audited balance sheet as of that date.

2. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

3. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the December 31, 1998 consolidated financial statements.

4. On May 17, 1999, Life USA Holding, Inc. (the Company), Allianz Life Insurance Company of North America (Allianz Life), and a subsidiary of Allianz Life entered into an Agreement and Plan of Merger, pursuant to which the Allianz Life subsidiary will be merged with and into the Company (the Allianz Life merger). As a result of the Allianz Life merger, the Company will become a wholly-owned subsidiary of Allianz Life and the outstanding shares of the Company's common stock at the time of the merger (other than shares owned by Allianz Life and shareholders who exercise their dissenter's rights) will be converted into the right to receive $20.75 per share in cash. Completion of the Allianz Life merger is subject to receipt of the requisite regulatory approvals, approval by the Company's shareholders and other customary closing conditions.

         On May 19, 1999, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission (SEC) with respect to the Allianz Life merger. On June 25, 1999, the Company filed a preliminary proxy statement and Allianz Life filed a preliminary Schedule 13E-3 with the SEC. The SEC has reviewed these filings and the Company's related periodic filings and requested additional information. The Company estimates that the Allianz Life merger will be completed in mid-September 1999.

         The Company will be the surviving corporation in the merger and a wholly-owned subsidiary of Allianz Life; after the merger, the common stock of the Company will no longer be publicly traded.

5. The net unrealized gain (loss) on investments - available for sale included in shareholders' equity consists of the following:

                                                     June 30,    December 31,
                                                         1999            1998
                                                 ------------    ------------
         Gross unrealized gain (loss) on
           investments - available for sale     $      (8,199)   $     54,486

         Adjustments for:
           Deferred tax liability                      (1,546)        (19,070)
           Deferred policy acquisition costs            4,418         (33,818)
           Deferred tax asset                           2,870          11,836
           Deferred tax asset valuation allowance      (2,870)             --
                                                 ------------    ------------

         Net unrealized gain (loss) on
           investments - available for sale      $     (5,327)   $     13,434
                                                 ============    ============

6. Certain LifeUSA Insurance Company (LifeUSA Insurance) annuity products provide an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's (S&P) 500 Index. LifeUSA Insurance has analyzed the characteristics of these benefits and has purchased option contracts tied to the S&P 500 Index with similar characteristics to hedge these risks. The option contracts are reported at fair value in other invested assets on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on the option contracts are recorded in net investment income on the Condensed Consolidated Statement of Income to offset increases in the future policy benefits liability for the index benefit that are shown in interest credited to policyholder account values on the Condensed Consolidated Statement of Income. The cost of the option contract is amortized over the life of the option contract and is reflected in the future policy benefits liability for the index benefit.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities," which addresses the accounting for derivative instruments, such as the option contracts owned by the Company, used as hedges against changes in cash flow or the fair value of specified assets or liabilities. This statement, as amended by SFAS No. 137 is required to be adopted in years beginning after June 15, 2000. The Company has not yet determined the impact of the new statement.

7. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use." The Company adopted the SOP on January 1, 1999. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Amounts capitalized are not material and are included with other assets in the Condensed Consolidated Balance Sheet.

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

9. In March 1999, the Company sold its minority equity interest in Creative Marketing International Corporation (CMIC). An after-tax gain of $1.6 million was recorded on the sale.

10. The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allowed Allianz Life to acquire up to 35% of the outstanding common stock of the Company and to extend the marketing agreement between the two companies to December 31, 2000. Allianz Life intended to acquire its interest in the Company over a five-year period, ending in 2002, by purchasing from the Company $100 million of newly issued common stock in increments of $10 million semi-annually at a price per share of 250% of the Company's six-month average book value per share (excluding SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities"). Allianz Life acquired 406,092 shares of the Company's common stock at $24.625 per share in August 1998 and 395,062 shares at the mutually agreed upon purchase price of $25.3125 per share in February 1999.

         Pending completion of the Allianz Life merger (see Management's Discussion and Analysis of Financial Condition and Results of Operations), the purchase of the Company's common stock by Allianz Life under the agreement with Allianz Life has been suspended. If the conditions precedent to the merger are not satisfied, or if the Allianz Life merger agreement is terminated for any other reason, the obligations of Allianz Life to purchase common stock will be reinstated and the parties will agree to appropriate adjustments for the period during which the merger was pending.

11. During the fourth quarter of 1998, LifeUSA Insurance purchased 50,001,000 shares of common stock of LTCAmerica Holding, Inc. (LTCAmerica), $.01 par value, at a price of $.10 per share, and LTCAmerica management purchased 800,000 shares of LTCAmerica common stock at a price of $.10 per share. Throughout the first five months of 1999, LTCAmerica issued 5,044,420 shares of common stock at a price of $.50 per share resulting in proceeds of $2.5 million. The difference between the purchase price paid by outside investors and the $.10 per share purchase price paid by LifeUSA Insurance, results in a gain or loss for LifeUSA Insurance. The resulting gain of $1.5 million for LifeUSA Insurance was recorded in equity in the Company's Condensed Consolidated Balance Sheet. As a result of these transactions, LifeUSA Insurance's ownership of LTCAmerica decreased to 88.3% at June 30, 1999, from 98.4% at December 31, 1998.

         Due to the pending Allianz Life merger (see Management's Discussion and Analysis of Financial Condition and Results of Operations), the Board of Directors of LTCAmerica has approved a plan to redeem the outstanding LTCAmerica common stock purchased by LTCAmerica management and outside investors, with simple interest calculated at an annual rate of 8% from the date of investment to the date of redemption of outstanding shares. LTCAmerica expects to complete the redemption during the third quarter of 1999.

12. Minority interest represents the interest of outside investors other than LifeUSA Insurance in LTCAmerica. The minority interest, net of tax shown on the Condensed Consolidated Statement of Income, reflects the outside investors' portion of the LTCAmerica net loss from operations during the first six months of 1999.

13. Accumulated other comprehensive income represents the net unrealized gain (loss) on available for sale investments as shown on the Condensed Consolidated Balance Sheet. The increase (decrease) in accumulated other comprehensive income for the three-month periods ended June 30, 1999 and 1998 was $(11.8) million and $2.7 million, respectively. The increase (decrease) in accumulated other comprehensive income for the first six months of 1999 and 1998 was $(18.8) million and $5.3 million, respectively.

14. In April 1999, the Company announced that its Board of Directors authorized the Company to increase its current stock repurchase program by 2.5 million shares to a total of 6.5 million shares of its common stock. As of June 30, 1999, 3.4 million shares have been repurchased by the Company at an average price of $11.09 per share. Due to the pending Allianz Life merger (see Management's Discussion and Analysis of Financial Condition and Results of Operations), the stock repurchase program has been suspended.

15. The Company had the following legal contingencies outstanding as of June 30, 1999:

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

         In December 1997, six annuity policyholders commenced a lawsuit against the Company. The action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders that purchased annuity policies. The plaintiffs allege that they and other annuity policyholders have been damaged due to certain alleged misrepresentations and alleged inadequate disclosures at the times the annuities were purchased and from time to time thereafter. The case was commenced in the United States Federal Court for the Eastern District of Pennsylvania. On April 15, 1999, the Company made a motion for summary judgement and the plaintiffs moved for class certification. Briefing on these motions was completed on June 2, 1999 and the court has taken them under advisement. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

         In June 1998, an action similar to the December 1997 lawsuit was commenced against the Company by one annuity policyholder on behalf of herself seeking certification on behalf of a class of all other New Jersey annuity policyholders in New Jersey State Court. The case has been removed to United States Federal Court for the District of New Jersey and the Company moved to consolidate it with the December 1997 case in the United States Federal Court for the Eastern District of Pennsylvania. That motion was granted in April 1999. The plaintiff has moved to remand to state court and that motion is pending. The litigation is in the early stages and, while it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

         In March 1999, the North Carolina Department of Insurance made claims against the Company for agent defalcation. The Company has recorded a liability of $500,000. The Company believes the loss is probable and the amount is a reasonable estimate.

16. Basic and diluted earnings per share for the quarters ended June 30, 1999 and 1998 were computed as follows (dollars in thousands, except per share amounts):

                                                     Three months ended June 30,     Six months ended June 30,
                                                     ---------------------------    --------------------------
                                                             1999           1998           1999           1998
                                                     ------------    -----------    -----------    -----------
BASIC

Weighted-average shares outstanding                    23,810,977     25,914,569     24,242,350     25,844,861
                                                      ===========    ===========    ===========    ===========

Net income                                            $     4,500    $     5,574    $     8,501    $    11,583
                                                      ===========    ===========    ===========    ===========

Per common share amount                               $       .19    $       .22    $       .35    $       .45
                                                      ===========    ===========    ===========    ===========

DILUTED

Average shares outstanding and to be issued            23,828,068     25,946,755     24,250,894     25,860,954

Net effect of dilutive stock options and warrants,
  having exercise prices of the average market
  price of the common stock using the treasury
  stock method                                            891,804        964,237        579,842      1,063,886
                                                      -----------    -----------    -----------    -----------


Adjusted weighted-average shares                       24,719,872     26,910,992     24,830,736     26,924,840
                                                      ===========    ===========    ===========    ===========

Net income                                            $     4,500    $     5,574    $     8,501    $    11,583

Add convertible subordinated debenture interest,
   net of federal income tax effect                   $        --    $        --    $        --    $        85
                                                      -----------    -----------    -----------    -----------

Adjusted net income                                   $     4,500    $     5,574    $     8,501    $    11,668
                                                      ===========    ===========    ===========    ===========

Per common share amount                               $       .18    $       .21    $       .34    $       .43
                                                      ===========    ===========    ===========    ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PENDING ALLIANZ LIFE MERGER
On May 17, 1999, Life USA Holding, Inc. (the Company), Allianz Life Insurance Company of North America (Allianz Life), and a subsidiary of Allianz Life entered into an Agreement and Plan of Merger, pursuant to which the Allianz Life subsidiary will be merged with and into the Company (the Allianz Life merger). As a result of the Allianz Life merger, the Company will become a wholly-owned subsidiary of Allianz Life and the outstanding shares of the Company's common stock at the time of the merger (other than shares owned by Allianz Life and shareholders who exercise their dissenter's rights) will be converted into the right to receive $20.75 per share in cash. Completion of the Allianz Life merger is subject to receipt of the requisite regulatory approvals, approval by the Company's shareholders and other customary closing conditions.

On May 19, 1999, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission (SEC) with respect to the Allianz Life merger. On June 25, 1999, the Company filed a preliminary proxy statement and Allianz Life filed a preliminary Schedule 13E-3 with the SEC. The SEC has reviewed these filings and the Company's related periodic filings and requested additional information. The Company estimates that the Allianz Life merger will be completed in mid-September 1999.

The Company will be the surviving corporation in the merger and a wholly-owned subsidiary of Allianz Life; after the merger, the common stock of the Company will no longer be publicly traded.

GENERAL
The following analysis of the results of operations and financial condition of the Company and its wholly-owned subsidiaries, LifeUSA Insurance Company (LifeUSA Insurance), LifeUSA Marketing, Inc. (LifeUSA Marketing) and LifeUSA Securities, Inc. (LifeUSA Securities) should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

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

In July 1998, LTCAmerica Holding, Inc. (LTCAmerica) was formed for the purpose of acquiring, managing and funding the operations of an insurance company offering life insurance, annuity and health insurance products providing long term care benefits to consumers. LTCAmerica currently markets and administers disability income and long term care insurance products developed for and issued by LifeUSA Insurance and Allianz Life. LTCAmerica may seek to purchase, as a subsidiary, either an existing long term care insurance company or a shell insurance company that will underwrite and issue long term care products. LTCAmerica is a majority-owned subsidiary of LifeUSA Insurance.

LifeUSA Marketing conducts a variety of marketing activities for the Company, including the acquisition of and investment in national FMOs. In February 1999, LifeUSA Marketing acquired a minority equity interest in Sunderland Insurance Services, Inc., a national insurance and annuity marketing company with an agent base of over 22,000 agents. In March 1999, LifeUSA Marketing sold the minority equity interest in CMIC that it had acquired in November 1996. LifeUSA Marketing currently owns an equity interest in seven FMOs. In May 1999,

Tax Planning Seminars, Inc., a wholly-owned subsidiary of LifeUSA Marketing, acquired the assets of Pinnacle USA, Inc., which has been a significant national insurance and annuity marketing organization with the Company over the past ten years.

LifeUSA Securities is a retail broker-dealer and registered investment advisor that distributes a full range of securities products, including non-proprietary mutual funds, variable life insurance and annuity contracts, and processes general securities transactions.

In April 1998, the Company purchased a minority interest in Windsor Financial Group, LLC (Windsor), a Minneapolis-based investment management firm. Windsor currently manages $3.8 billion in assets for financial institutions, foundations, retirement plans and high net worth individuals, including $1.7 billion of LifeUSA Insurance's portfolio.

Management has organized the Company into three business segments in order to focus on the distinct functional revenue, expense and asset characteristics associated with the activities performed by each. The segments include:
Insurance, Marketing and Corporate. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities and LTCAmerica because their results of operations are not yet material and do not warrant separate disclosure. Management's Discussion and Analysis of Financial Condition and Results of Operations on Business Segments, which follows on page 31, focuses on these segments and the financial information used by management to make decisions and analyze the results of operations.

RELATIONSHIP WITH ALLIANZ LIFE
Since 1988, under the terms of agreements between the Company and Allianz Life, life insurance and annuity products have been produced for Allianz Life on policy forms similar to those of LifeUSA Insurance (the Allianz/LUSA Business). The Company has received commissions and expense allowances, provided all administrative and other home office services, paid commissions due agents and paid applicable premium taxes on the Allianz/LUSA Business. LifeUSA Insurance assumes 25% of the Allianz/LUSA Business and pays commissions and expense allowances on the assumed business to Allianz Life. During 1997 and 1998, LifeUSA Insurance produced long term care insurance business for Allianz Life and received marketing and service fees for that business.

The terms of an agreement announced in January 1998 ("the agreement with Allianz Life") allowed Allianz Life to acquire up to 35% of the outstanding common stock of the Company and to extend the marketing agreement between the two companies to December 31, 2000. Allianz Life intended to acquire its interest in the Company over a five-year period, ending in 2002, by purchasing from the Company $100 million of newly issued common stock in increments of $10 million semi-annually at a price per share of 250% of the Company's six-month average book value per share (excluding SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities"). Allianz Life acquired 406,092 shares of the Company's common stock at $24.625 per share in August 1998 and 395,062 shares at the mutually agreed upon purchase price of $25.3125 per share in February 1999.

Pending completion of the Allianz Life merger described above, the purchase of the Company's common stock by Allianz Life under the agreement with Allianz Life has been suspended. If the conditions precedent to the merger are not satisfied, or if the Allianz Life merger agreement is terminated for any other reason, the obligations of Allianz Life to purchase common stock will be reinstated and the parties will agree to appropriate adjustments for the period during which the merger was pending.

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

Effective April 1, 1998, and in accordance with the agreement with Allianz Life, Allianz Life began assuming a portion of LifeUSA Insurance's business. Also effective April 1, 1998, Munich ceased assuming any new business from LifeUSA Insurance, and LifeUSA Insurance increased the retention of its annuity business from 25% to 30% and the retention of its life insurance business from 25% to 50%. LifeUSA Insurance receives commissions and expense allowances on business ceded.

As a result of the pending Allianz Life merger, LifeUSA Insurance has notified Employers and Republic-Vanguard, the two remaining Reinsurers, that it will discontinue ceding new business effective January 1, 2000. All reinsurance agreements for business produced prior to January 1, 2000 will remain effective.

The following table shows LifeUSA Insurance life insurance and annuity in force information at June 30, 1999 and December 31, 1998 (in millions):

                                                        June 30, 1999   December 31, 1998
                                                        -------------   -----------------
Life insurance account values:
   All policies produced by LifeUSA Insurance agents (1)     $  349.9            $  333.6
   Direct and assumed business (2)                              300.2               286.2
   Net of reinsurance (3)                                       117.7               111.6

Life insurance face amounts:
   All policies produced by LifeUSA Insurance agents (1)      7,491.4             7,679.7
   Direct and assumed business (2)                            6,484.4             6,646.2
   Net of reinsurance (3)                                     2,347.1             2,333.6

Annuity account values:
   All policies produced by LifeUSA Insurance agents (1)      5,885.5             5,743.1
   Direct and assumed business (2)                            4,147.1             4,054.0
   Net of reinsurance (3)                                     1,856.1             1,825.0

--------------------------------------
(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.
(2) Includes all LifeUSA Insurance products and the Allianz/LUSA Business assumed by LifeUSA Insurance.
(3) Includes the portion of LifeUSA Insurance products retained by LifeUSA Insurance and the portion of Allianz/LUSA Business assumed by LifeUSA Insurance.

Reference is made to Reinsurance in the Company and Business Description section on pages 11-14 of the 1998 Annual Report and Form 10-K for further details regarding the Company's reinsurance agreements.

RESULTS OF OPERATIONS

PREMIUMS AND DEPOSITS. Total collected premiums and deposits, including the Allianz/LUSA Business, were $271.3 million and $251.5 million in the second quarter of 1999 and 1998, respectively, an increase of 8%. Total collected premiums and deposits were $515.9 million and $541.3 million in the first six months of 1999 and 1998, respectively, a decrease of 5%. The following table shows the amounts of premiums and deposits collected, ceded and retained for the comparable quarters (in thousands):

                                                                        Three months ended June 30,       Six months ended June 30,
                                                                        ---------------------------     ---------------------------
                                                                               1999            1998            1999            1998
                                                                        -----------     -----------     -----------     -----------
Collected Premiums and Deposits (1):
     LifeUSA Insurance:
         Life:
            First year                                                  $     1,225     $     1,494     $     2,477     $     2,975
            Single and renewal                                               12,621          13,124          25,580          26,486
                                                                        -----------     -----------     -----------     -----------
                 Total Life                                                  13,846          14,618          28,057          29,461
         Long term care                                                          27              --              36              --
         Annuities                                                          145,033         132,562         280,068         285,453
                                                                        -----------     -----------     -----------     -----------
            Total LifeUSA Insurance collected premiums and deposits         158,906         147,180         308,161         314,914
     Allianz Life:
         Life:
            First year                                                          176             422             473             845
            Single and renewal                                                3,743           3,936           7,599           7,775
                                                                        -----------     -----------     -----------     -----------
                 Total Life                                                   3,919           4,358           8,072           8,620
         Long term care                                                          15              --              16              --
         Annuities                                                          108,459          99,972         199,687         217,799
                                                                        -----------     -----------     -----------     -----------
            Total Allianz Life collected premiums and deposits              112,393         104,330         207,775         226,419
                                                                        -----------     -----------     -----------     -----------
Total collected premiums and deposits                                   $   271,299     $   251,510     $   515,936     $   541,333
                                                                        ===========     ===========     ===========     ===========

-------------------------------

(1) Includes all LifeUSA Insurance products and all Allianz/LUSA Business.

                                                                         Three months ended June 30,     Six months ended June 30,
                                                                         ---------------------------    --------------------------
                                                                                 1998           1998           1998           1998
                                                                         ------------    -----------    -----------    -----------
Premiums and Deposits Not Retained or Assumed (2):
     LifeUSA Insurance:
         Life:
            First year                                                    $       623    $     1,059    $     1,315    $     2,170
            Single and renewal                                                  8,412          8,670         17,041         17,490
                                                                          -----------    -----------    -----------    -----------
                 Total Life                                                     9,035          9,729         18,356         19,660
         Long term care                                                            20             --             27             --
         Annuities                                                            100,691         93,518        194,806        206,575
                                                                          -----------    -----------    -----------    -----------
            Total LifeUSA Insurance premiums and deposits not retained        109,746        103,247        213,189        226,235
     Allianz Life:
         Life:
            First year                                                            132            317            355            635
            Single and renewal                                                  2,293          2,383          4,642          4,675
                                                                          -----------    -----------    -----------    -----------
                 Total Life                                                     2,425          2,700          4,997          5,310
         Long term care                                                            11             --             12             --
         Annuities                                                             80,413         73,939        148,013        161,106
                                                                          -----------    -----------    -----------    -----------
            Total Allianz Life premiums and deposits not assumed               82,849         76,639        153,022        166,416
                                                                          -----------    -----------    -----------    -----------
Total collected premiums and deposits not retained or assumed             $   192,595    $   179,886    $   366,211    $   392,651
                                                                          ===========    ===========    ===========    ===========


Retained or Assumed Premiums and Deposits (3):
     LifeUSA Insurance:
         Life:
            First year                                                    $       602    $       435    $     1,162    $       805
            Single and renewal                                                  4,209          4,454          8,539          8,996
                                                                          -----------    -----------    -----------    -----------
                 Total Life                                                     4,811          4,889          9,701          9,801
         Long term care                                                             7             --              9             --
         Annuities                                                             44,342         39,044         85,262         78,878
                                                                          -----------    -----------    -----------    -----------
            Total LifeUSA Insurance retained premiums and deposits             49,160         43,933         94,972         88,679
     Allianz Life:
         Life:
            First year                                                             44            105            118            210
            Single and renewal                                                  1,450          1,553          2,957          3,100
                                                                          -----------    -----------    -----------    -----------
                 Total Life                                                     1,494          1,658          3,075          3,310
         Long term care                                                             4             --              4             --
         Annuities                                                             28,046         26,033         51,674         56,693
                                                                          -----------    -----------    -----------    -----------
            Total Allianz Life assumed premiums and deposits                   29,544         27,691         54,753         60,003
                                                                          -----------    -----------    -----------    -----------
Total retained or assumed premiums and deposits                           $    78,704    $    71,624    $   149,725    $   148,682
                                                                          ===========    ===========    ===========    ===========

--------------------------------------------

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

REVENUES. Total revenues were $93.9 million and $89.7 million in the second quarter of 1999 and 1998, respectively. The increase in total revenues of 5% was primarily due to the increase in net investment income generated by the growth of annuities in force and invested assets and an increase in commissions and expense allowances associated with increased production of business not retained or assumed. For the first six months of 1999 and 1998, total revenues were $186.4 million and $181.8 million, respectively. The increase in total revenues of 3% was primarily due to the increase in net investment income generated by the growth of annuities in force and invested assets and net realized gains on investments. The discussion that follows gives a line-by-line comparison of revenues for the three-month and six-month periods ended June 30, 1999 and 1998. See also the Business Segments section that follows for additional analysis of the results of operations.

Policyholder charges, which represent the amounts assessed against policy account balances for the cost of insurance, policy administration and surrenders, decreased 11%, or $1.5 million, in the second quarter of 1999 compared to the second quarter of 1998 and 8%, or $2.2 million, in the first six months of 1999 compared to the first six months of 1998. These decreases reflect a decrease in surrender charges and annuitizations as a result of increased sales of longer minimum deferral products.

An increase in net investment income of 9%, or $3.4 million, in the second quarter of 1999 and 10% or $8.1 million in the first six months of 1999 compared to the second quarter and first six months of 1998, respectively, is primarily attributable to increases in fair values of index options used to hedge the equity return component of LifeUSA Insurance's equity-indexed annuity products. Also contributing to the increase in net investment income was the sale of the minority equity interest in CMIC and an increase in invested assets (fixed maturity investments, other invested assets and cash and cash equivalents) to $2.37 billion at June 30, 1999 from $2.26 billion at June 30, 1998, which was partially offset by a reduction in yield on investments. The weighted average annual yield on fixed maturities and cash and cash equivalents (exclusive of realized and unrealized gains and losses) was 7.17% at June 30, 1999, compared to 7.26% at June 30, 1998. The following table shows the components of net investment income for the three-months and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                               Three months ended June 30,         Six months ended June 30,
                                              -----------------------------     -----------------------------
                                                  1999             1998             1999             1998
                                              ------------     ------------     ------------     ------------
Fixed maturities                              $     39,704     $     38,858     $     79,927     $     76,973
Common stock                                            53               --               61               --
Cash and cash equivalents                              534              633            1,027            1,337
Policy loans                                           154              193              337              349
Unrealized gain (loss) on option contracts           2,611             (155)           4,073              163
Sale of minority equity interest in CMIC                --               --            1,782               --
Other                                                   25               39               60               69
                                              ------------     ------------     ------------     ------------
                                                    43,081           39,568           87,267           78,891
Investment expenses                                   (561)            (420)          (1,072)            (802)
                                              ------------     ------------     ------------     ------------

Net investment income                         $     42,520     $     39,148     $     86,195     $     78,089
                                              ============     ============     ============     ============

The Company sold investments from its surplus assets (see page 28 for further discussion on surplus assets) resulting in a $13,000 net realized gain in the second quarter of 1999. Surplus assets do not back policyholder liabilities and, thus are not subject to adjustments for deferred policy acquisition costs and other benefits to policyholders. Net realized gains (losses) on investments (excluding gains/losses on fixed assets) had the following impact on the amortization of deferred policy acquisition costs, other benefits to policyholders, net income and earnings per share for the three-month and six-month periods ended June 30, 1999 and 1998 (dollars in thousands, except per share amounts):

                                                        Three months ended June 30,     Six months ended June 30,
                                                        ---------------------------    ---------------------------
                                                            1999            1998           1999            1998
                                                        -----------     -----------    -----------     -----------
Net realized gains (losses) on investments              $        (6)    $       798    $     1,477     $       838
Increase (decrease) in:
   Amortization of deferred policy acquisition costs             (5)            305             (5)            334
   Other benefits to policyholders                               (4)            228             (4)            237
                                                        -----------     -----------    -----------     -----------
Income before income taxes                                        3             265          1,486             267
Income taxes                                                      2             100            521             101
                                                        -----------     -----------    -----------     -----------
Net income                                              $         1     $       165    $       965     $       166
                                                        ===========     ===========    ===========     ===========

Earnings per share                                      $       .00     $       .01    $       .04     $       .01
                                                        ===========     ===========    ===========     ===========

Commissions and expense allowances and concessions increased 9%, or $3.2 million, in the second quarter of 1999 compared to the second quarter of 1998. Commissions and expense allowances and concessions decreased 2%, or $1.7 million, in the first six months of 1999 compared to the first six months of 1998. The increase for the quarter and decrease through the first six months is consistent with the trends in total collected premiums and deposits discussed previously, partially offset by changes in reinsurance retention of annuity and life business effective April 1, 1998 and changes in the mix of deferred annuity products sold.

The following table shows the amounts of commissions and expense allowances and concessions for the quarter ended June 30, 1999 and 1998 (in thousands):

                                                      Three months ended June 30,      Six months ended June 30,
                                                      ---------------------------     ---------------------------
                                                             1999            1998            1999            1998
                                                      -----------     -----------     -----------     -----------
   LifeUSA Insurance:
      Life:
         First year                                   $       754     $     1,278     $     1,591     $     2,707
         Single and renewal                                 1,339           1,392           2,714           2,808
                                                      -----------     -----------     -----------     -----------
            Total Life                                      2,093           2,670           4,305           5,515
      Long term care                                           37              --              47              --
      Annuities                                            17,146          15,324          33,325          33,024
                                                      -----------     -----------     -----------     -----------
   Total LifeUSA Insurance                                 19,276          17,994          37,677          38,539

   Allianz Life:
      Life:
         First year                                           209             448             472             921
         Single and renewal                                   505             543           1,028           1,074
                                                      -----------     -----------     -----------     -----------
            Total Life                                        714             991           1,500           1,995
      Long term care                                           14              --              16              --
      Annuities                                            15,536          15,721          32,367          33,456
                                                      -----------     -----------     -----------     -----------
   Total Allianz Life                                      18,264          16,712          33,883          35,451

Lapse policy chargebacks                                     (126)           (151)           (275)           (319)
                                                      -----------     -----------     -----------     -----------

Total commissions and expense allowances                   37,414          34,555          71,285          73,671

LifeUSA Securities concessions                                628             242           1,037             391
                                                      -----------     -----------     -----------     -----------

Commissions and expense allowances and concessions    $    38,042     $    34,797     $    72,322     $    74,062
                                                      ===========     ===========     ===========     ===========

------------------------------
The above table includes commissions and expense allowances related to LifeUSA Insurance policies that have been ceded by LifeUSA Insurance to the Reinsurers, service fees related to Allianz/LUSA Business and concessions related to LifeUSA Securities sales.

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

BENEFITS AND EXPENSES. Total benefits and expenses were $86.7 million and $80.8 million in the second quarters of 1999 and 1998, respectively. Total benefits and expenses were $173.6 million and $163.2 million for the first six months of 1999 and 1998, respectively. The increase in total benefits and expenses of 7% for the quarter and 6% for the first six months was primarily due to the funding of LTCAmerica in the long-term care market, increased legal expenses relating to litigation and increased costs associated with the pending Allianz Life merger. The discussion that follows gives a line-by-line comparison of benefits and expenses for the three-month and six-month periods ended June 30, 1999 and 1998. See also the Business Segments section that follows for additional analysis of the results of operations.

An increase in interest credited to policyholder account values of 11%, or $3.2 million, in the second quarter of 1999 compared to the second quarter of 1998, and 9% or $5.1 million for the first six months of 1999 compared to the first six months of 1998, reflects the increases in policyholder benefits attributable to the increase in an equity return component of LifeUSA Insurance's equity-indexed annuity products and growth in annuities in force.

The increases in other benefits to policyholders and amortization of deferred policy acquisition costs for the first six months of 1999 compared to the first six months of 1998 were impacted by an unlocking of financial product models in the first quarter of 1999. LifeUSA Insurance uses financial product models to estimate future gross profits and to allocate current gross margins in order to accrue for bonuses to be paid to policyholders (the primary component of other benefits to policyholders) and amortize deferred policy acquisition costs. LifeUSA Insurance reviews these models periodically and unlocks them when new information that provides better insight regarding anticipated experience for a given block of business becomes available.

In the first quarter of 1999, the review of financial product models developed for a block of annuity business produced from August of 1996 through September of 1998 indicated that unlocking was necessary in order to reflect changes in the product mix originally assumed for this block of business. The primary components of the product mix that changed were the average bonus paid and the LifeUSA Insurance and Allianz/LUSA Business split of total business produced. Both of these changes impact the estimated gross profits produced by these models. Although the average annuity in the block of business was less than two years old at the time of unlocking, the models used to accrue for bonuses to be paid to policyholders and amortize deferred policy acquisition costs assume that the block of business has a 30 year life. In addition, historical experience from more mature blocks of business issued by LifeUSA Insurance has indicated that it is not unusual for it to take three to four years for information to emerge which provides better insight regarding anticipated experience for a given block of business.

Although it is unusual to unlock financial models at such an early stage in a product's 30-year life, management determined that the initial unlocking for this block of business was required in the first quarter of 1999 in order to reflect the changes in the product mix discussed above. The impact of the unlocking was not material to the $234 million of deferred policy acquisition costs recorded at March 31, 1999. Other benefits to policyholders and amortization of deferred policy acquisition costs increased by $900,000 and $2.0 million, respectively, as a result of the unlocking.

The decrease in other benefits to policyholders of 6%, or $345,000, in the second quarter of 1999 compared to the second quarter of 1998 reflects lower amortization of deferred bonuses associated with the decrease in surrenders and annuitizations. The increase in other benefits to policyholders of 3%, or $337,000, in the first six months of 1999 compared to the first six months of 1998 reflects the $900,000 increase in reserves resulting from the unlocking of financial product models partially offset by lower amortization of deferred bonuses associated with the decrease in surrenders and annuitizations.

Amortization of deferred policy acquisition costs decreased 8%, or $654,000, in the second quarter of 1999 as compared to the second quarter of 1998. This reflects lower amortization associated with the decrease in surrenders and annuitizations. Amortization of deferred policy acquisition costs increased 7%, or $1.0 million, in the first six months of 1999 as compared to the first six months of 1998. This reflects $2.0 million of increased amortization of deferred policy acquisition costs resulting from the unlocking of financial product models partially offset by lower amortization associated with the decrease in surrenders and annuitizations. Utilizing the actual policy experience and appropriate assumptions for future periods, these models indicate that deferred policy acquisition costs are fully recoverable.

Commissions to agents increased 10%, or $2.0 million, in the second quarter of 1999 compared to the second quarter of 1998 and decreased 1%, or $623,000, during the first six months of 1999 compared to the first six months of 1998 in a consistent relationship with the trend in total collected premiums and deposits during the corresponding period, partially offset by a change in the mix of deferred annuity products sold.

Taxes, licenses and fees increased $7,000 in the second quarter of 1999 compared to the second quarter of 1998. During the first six months of 1999 compared to the first six months of 1998, taxes, licenses and fees increased $760,000. This increase was primarily due to a reduction in guaranty fund assessments accrued in first quarter 1998.

Operating expenses increased 10%, or $1.6 million, in the second quarter of 1999 compared to the second quarter of 1998 and 11%, or $3.7 million, in the first six months of 1999 compared to the first six months of 1998. This increase was primarily due to the funding of LTCAmerica in the long-term care market, increased legal expenses relating to litigation and increased costs associated with the pending Allianz Life merger.

Income taxes were $2.8 million in the second quarter of 1999 and $3.4 million in the second quarter of 1998. Income taxes were $4.5 million and $7.0 million for the six-month periods ended June 30, 1999 and 1998, respectively. The effective income tax rates for the first six months of 1999 and 1998 were 35.0% and 37.6%, respectively. The decrease in the effective income tax rate is due to differences between the book and tax basis of the Company's minority equity interest in CMIC that was sold during the first quarter of 1999. The Company estimates its effective income tax rate for the remainder of 1999 to be approximately 36.5%.

NET INCOME. Net income was $4.5 million in the second quarter of 1999 and $5.6 million in the second quarter of 1998, which represents a decrease of 19%. Diluted earnings per share were $.18 in the second quarter of 1999 compared to $.21 in the second quarter of 1998, which represents a decrease of 14%. The per share decrease is lower than the net income decrease due to the repurchase of
3.4 million shares of the Company's common stock and a reduction in the dilutive impact of "in the money" stock options. Net income was $8.5 million for the first six months of 1999 and $11.6 million for the first six months of 1998, which represents a decrease of 21%.

The following table summarizes the operating highlights for the three-month and six-month periods ended June 30, 1999 and 1998:

                                                                                  Three months ended June 30,
                                                                    -------------------------------------------------------
                                                                               1999                         1998
                                                                    -------------------------     -------------------------
                                                                      Income          EPS           Income           EPS
                                                                    ----------     ----------     ----------     ----------
Consolidated net income and diluted earnings per share              $    4,500     $      .18     $    5,574     $      .21

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                        (1)          (.00)          (165)          (.01)
   Charges (credits) for state guaranty fund assessments                    11            .00            (18)          (.00)
   Tax liability for prior years' activity                                  --             --             32            .00
                                                                    ----------     ----------     ----------     ----------

Consolidated net operating income and earnings per share            $    4,510     $      .18     $    5,423     $      .20
                                                                    ==========     ==========     ==========     ==========

                                                                                    Six months ended June 30,
                                                                    -------------------------------------------------------
                                                                               1999                         1998
                                                                    -------------------------     -------------------------
                                                                      Income          EPS           Income           EPS
                                                                    ----------     ----------     ----------     ----------

Consolidated net income and diluted earnings per share              $    8,501     $      .34     $   11,583     $      .43

Adjustments to arrive at consolidated net operating income (1):
   Net realized gains on investments                                      (965)          (.04)          (166)          (.01)
   Charges (credits) for state guaranty fund assessments                  (105)          (.00)          (668)          (.02)
   Tax liability for prior years' activity                                  --             --             32            .00
                                                                    ----------     ----------     ----------     ----------

Consolidated net operating income and earnings per share                 7,431            .30         10,781            .40

Sale of minority equity interest in CMIC                                (1,565)          (.06)            --             --
Unlocking of financial product models                                    1,886            .08             --             --
Agent defalcation                                                          325            .01             --             --
                                                                    ----------     ----------     ----------     ----------

Consolidated net operating income and earnings per share
   excluding sale of minority equity interest in CMIC, financial
   product model adjustment and agent defalcation                   $    8,077     $      .33     $   10,781     $      .40
                                                                    ==========     ==========     ==========     ==========

------------------------------------

(1) Consolidated net operating income equals net income, excluding, net of related income taxes: (i) net realized gains on investments and the corresponding increases in amortization of deferred policy acquisition costs and other benefits to policyholders, (ii) charges (credits) for state guaranty fund assessments and (iii) tax liability for prior years' activity.

LIQUIDITY AND CAPITAL RESOURCES
Through June 1999, the Company's primary available sources of cash were:

*   service fees received by the Company for the Allianz/LUSA Business,
*   management fees from LifeUSA Insurance,
*   interest earned on invested assets,
*   $10 million received from Allianz Life's stock purchase in February 1999,
*   dividend totaling $5 million paid to the Company by LifeUSA Insurance,
*   proceeds from the exercise of stock options,
* proceeds from the sale of LTCAmerica common stock to LTCAmerica management and outside investors
*   proceeds received from sale of minority equity interest in CMIC, and
*   a $50 million long-term line of credit from the Company's Reinsurers.

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

Upon completion of the Allianz Life merger, management believes the Company will have access to capital from Allianz Life in amounts sufficient to fund the Company's needs. The $15 million outstanding under the $50 million line of credit from the Reinsurers will be repaid and the line of credit will be terminated prior to completion of the Allianz Life merger.

The Company's cash needs consist of:

* operating expenses, including expenses in connection with efforts to increase the production of existing agents and expand the size of the field force and expenses in connection with the pending Allianz Life merger,
* capital contributions to LifeUSA Marketing for investments in marketing organizations expected to increase premium and deposit production volume for LifeUSA Insurance and Allianz Life,
* redemption of $5.9 million of convertible subordinated debentures on June 30, 1999,
*   payment of the Company's final quarterly dividend on August 13, 1999,
* repayment of the $15 million borrowed under the line of credit from the Reinsurers prior to completion of the Allianz Life merger,
* contributions to LifeUSA Securities to ensure compliance with NASD capital requirements,
* contributions to LTCAmerica for operating expenses, to purchase an existing long-term care insurance company or a "shell" insurance company and to make investments in long term care marketing organizations,
* contributions to LTCAmerica to redeem outstanding shares purchased by LTCAmerica management and outside investors with interest, and
* potential contributions to LifeUSA Insurance to permit increases in sales volume and retention or assumption of new life insurance and annuity business produced by LifeUSA Insurance agents and to provide LifeUSA Insurance sufficient capital and surplus to maintain adequate capital ratios.

In connection with the merger agreement with Allianz Life, the Company terminated the stock repurchase program previously authorized by its Board of Directors. From the third quarter of 1998 through April 1999, 3.4 million shares of its common stock were repurchased by the Company at an average price of $11.09 per share.

Management believes that the available sources of cash will provide sufficient capital resources to meet all the Company's cash needs in the ordinary course of business during the next twelve months, based on currently anticipated life insurance and annuity sales.

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

LifeUSA Insurance produced statutory net income of $7.4 million during the first six months of 1999 compared to $10.5 million during the first six months of 1998. As of June 30, 1999, LifeUSA Insurance had statutory capital and surplus for regulatory purposes of $119.7 million compared to $113.1 million at December 31, 1998. LifeUSA Insurance expects to continue to satisfy statutory capital and surplus requirements through 1999 primarily through statutory profits on its maturing block of retained in force business.

The Company's Board of Directors declared cash dividends of 2.5 cents per share for the first and second quarters of 1999, payable on May 14, 1999 and August 13, 1999, respectively, to shareholders of record as of April 28, 1999 and July 28, 1999, respectively. The Company declared similar quarterly dividends in 1998.

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

As of June 30, 1999, the NAIC Life Insurance Illustration Model Regulation was effective in 30 states. A requirement of the regulation is that prescribed tests be satisfied to demonstrate illustrated benefits are self-supporting and not lapse-supported. The requirements of this regulation have been successfully implemented by LifeUSA Insurance. In March 1999, the NAIC adopted a new annuity disclosure model regulation. Adoption in each state is required before it becomes law. The new model requires a product specific disclosure document and a copy of the NAIC Buyer's Guide to Fixed Deferred Annuities be provided to the consumer at the time of application. It does not regulate illustrations and does not require self-support or lapse-support testing of annuity illustrations. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

NAIC committees are considering a new approach to statutory valuation of liabilities (reserves) and regulations for equity-indexed products. LifeUSA Insurance is monitoring these developments and no significant impact is anticipated at this time.

Insurance laws also require LifeUSA Insurance to file detailed periodic reports with the regulatory agencies in each of the states in which it writes business, and these agencies may also examine LifeUSA Insurance's business operations and financial statements at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine LifeUSA Insurance, normally at three-year intervals, on behalf of the states in which LifeUSA Insurance is licensed. During 1996, the Minnesota Department of Commerce conducted a triennial examination of LifeUSA Insurance for the three years ended December 31, 1995 and a report of Association Financial Examination was released June 30, 1998. The recommendations contained in the report were not material individually or in the aggregate to LifeUSA Insurance's business operations or financial statements. During July 1999, the Minnesota Department of Commerce began a triennial examination of LifeUSA Insurance for the three years ended December 31, 1998 in conjunction with its examination of Allianz Life.

LifeUSA Securities, as a registered broker and dealer and registered investment advisor in securities, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule. As of June 30, 1999, LifeUSA Securities' net capital exceeded the minimum required balance.

As a result of the pending Allianz Life merger, the A.M. Best Company placed the A- rating (Excellent) assigned to LifeUSA Insurance under review in May 1999. This type of rating review is standard practice for an insurance company that has announced a pending merger. The A- rating is assigned to companies which, in A.M. Best's opinion, have excellent financial strength, operating performance and market profile, on balance, when compared to the standards established by the A.M. Best Company. A- companies have a strong ability to meet their ongoing obligations to policyholders.

In May 1998, Moody's Investors Service (Moody's) assigned an A3 rating to LifeUSA Insurance. This rating falls within Moody's "Strong Companies" category. As a result of the pending Allianz Life merger described previously, Moody's has placed their rating of LifeUSA Insurance under review. This type of rating review is standard practice for an insurance company that has announced a pending merger.

In August 1998, Standard & Poor's (S&P) affirmed LifeUSA Insurance's initial claims-paying ability rating of BBB+ (Adequate). S&P assigns the BBB+ rating to insurers which, in its opinion, offer adequate financial security, but capacity to meet policyholder obligations is susceptible to adverse economic and underwriting conditions. As a result of the pending Allianz Life merger described previously, S&P has placed their rating of LifeUSA Insurance under review. This type of rating review is standard practice for an insurance company that has announced a pending merger.

YEAR 2000 UPDATE
GENERAL A comprehensive analysis of the Year 2000 (Y2K) issue was completed in 1997. This analysis established a plan for compliance of all Company information systems and significant non-computer devices to ensure accurate processing of date data from the twentieth and into the twenty-first centuries. The project also included identification of key vendors and obtaining assurances that their key systems are Y2K compliant. Because the Company has only been operating since 1987, significant systems were already Y2K compliant. As of June 30, 1999, the final cost of the project was $652,000. In addition, ongoing monitoring of the upgrading of operating systems, development tools and desktop applications will be performed during the normal course of business.

SYSTEMS In June 1999, the Company achieved its plan to ensure that all systems are Y2K compliant. All of the Company's mainframe, local area network and voicemail systems are Y2K compliant. Full scale production level system testing was completed in September 1998. These tests covered key functional components of the systems and tested conditions through the first quarter of 2001. The machine environment and application software executed as expected into 2001. Complete documentation of each test has been compiled and is being archived.

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

Applications being upgraded in the normal course of business include the financial accounting application and the LifeUSA Insurance policy assembly application. The financial accounting application was upgraded to provide more functionality and was installed during the second quarter of 1999. LifeUSA Insurance automated its policy assembly application in April 1999, and that application is Y2K compliant. In addition, all personal computer hardware and non-computer hardware is Y2K compliant as of June 1999.

Testing of data exchange with key external business partners was completed for purposes of date compliance during the second quarter of 1999. Contingency planning continues as additional back-up protection with respect to key vendors who have provided assurances that their systems are Y2K compliant.

SUMMARY At this time, the Company is aware of no Y2K compliance issues that will negatively impact the key business processes of the Company or its affiliated companies. All Y2K compliance plan activities were completed in June 1999.

INVESTMENTS. As of June 30, 1999, the Company had cash, cash equivalents, fixed maturity investments, common stock, equity options and policy loans on a consolidated basis totaling $2.37 billion, including $7.4 million in restricted deposits with state insurance authorities regulating LifeUSA Insurance. The following table summarizes the amortized cost, carrying and fair values of each investment category held at June 30, 1999 (dollars in thousands):

                                                    Amortized    % of           Carrying      % of           Fair       % of
                                                      Cost       Total           Value        Total          Value      Total
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $ 49,981      2.11%         $ 49,981       2.11%        $ 49,981     2.11%
Government Treasury and Agency notes and bonds       100,383      4.24           101,243       4.28          105,426     4.44
Taxable municipals                                    10,663       .45            10,394        .44           10,009      .42
Mortgage pass throughs                                46,287      1.96            46,807       1.98           46,807     1.97
Agency Collateralized Mortgage Obligations:
     CMO -- Sequentials                                7,524       .32             7,604        .32            7,621      .32
     CMO -- PACs                                     525,657     22.21           526,558      22.26          529,684    22.32
     CMO -- ADs                                       21,657       .91            21,657        .92           22,067      .93
     CMO -- TACs                                       5,519       .23             5,519        .23            6,016      .25
Investment grade corporate securities:
     AAA+ to AAA-                                     87,865      3.71            86,700       3.67           87,651     3.69
     AA+ to AA-                                      204,661      8.65           202,987       8.58          202,897     8.55
     A+ to A-                                        737,586     31.16           734,288      31.04          734,668    30.95
     BBB+ to BBB-                                    471,162     19.91           467,902      19.77          466,991    19.68
Non investment grade corporate securities             26,271      1.11            24,249       1.03           24,193     1.02
Common stock                                          21,253       .90            22,382        .95           22,382      .94
Equity options                                        13,730       .58            20,505        .87           20,505      .86
Policy loans                                          36,764      1.55            36,764       1.55           36,764     1.55
                                                -------------------------------------------------------------------------------

Total cash and invested assets                    $2,366,963    100.00%       $2,365,540     100.00%      $2,373,662   100.00%
                                                ===============================================================================

ASSETS BACKING LIABILITIES. As part of its asset and liability management practices, LifeUSA Insurance manages investments and credited interest rates to produce a net investment spread consistent with priced-for expectations. As of June 30, 1999, the weighted average credited interest rate for deferred annuities and life insurance policies was 4.80% and the weighted average yield on the assets backing liabilities was 7.22%. As of December 31, 1998, the weighted average credited interest rate was 4.85% and the weighted average yield on the assets backing liabilities was 7.26%. Investment income from the assets backing liabilities exceeded interest credited to policyholders by $16.9 million during the first six months of 1999. The investment portfolio is managed primarily by allocating new cash flows into investments that have yield, maturity and other characteristics suitable for LifeUSA Insurance's expected policyholder liabilities. Consistent with LifeUSA Insurance's asset and liability management practices, as of June 30, 1999, the effective duration of LifeUSA Insurance's assets backing liabilities was 4.88 years, compared to 4.70 years as of December 31, 1998.

SURPLUS ASSETS. LifeUSA Insurance's assets backing liabilities represent approximately 95% of total cash and investments. The remaining 5% of investments are referred to as surplus assets. Surplus assets represent the contributed capital and accumulated earnings of LifeUSA Insurance. The surplus assets do not back the liabilities of LifeUSA Insurance and can therefore be managed with a discretionary perspective. During the first quarter of 1999, LifeUSA Insurance modified its investment guidelines related to the management of surplus assets to allow a small percentage to be invested in common stock and non-investment grade corporate securities. The remainder of the surplus assets is invested in government, government agency and investment-grade corporate securities. All securities constituting the surplus asset portfolio are designated available for sale and are closely monitored to a predetermined bond and equity indexed benchmark specified by both LifeUSA Insurance and its external investment manager, Allianz of America, Inc.

EQUITY OPTIONS. Certain LifeUSA Insurance annuity products provide an additional benefit credited to the policy annuitization value based on the growth in the Standard & Poor's (S&P) 500 Index. LifeUSA Insurance has analyzed the characteristics of these benefits and has purchased option contracts tied to the S&P 500 Index with similar characteristics to hedge these risks. Management monitors correlation of inforce amounts and option contract values to ensure proper matching. If persistency assumptions were to deviate significantly from anticipated rates, management would purchase or sell option contracts as deemed appropriate. As of June 30, 1999, management believes a proper hedge exists. LifeUSA Insurance purchases 5-year "over-the-counter" and 5-year Cliquet European-Asian call option contracts based on the S&P 500 Index. LifeUSA Insurance purchases option contracts only from counterparties rated AA- or better and the option contracts are not used for trading purposes.

COMBINED PORTFOLIO. The percentage of the total fair value of the Company's portfolio that was comprised of investment grade corporate obligations was 63% at June 30, 1999. With each corporate security acquisition, LifeUSA Insurance's external managers perform a comprehensive analysis of the credit implications and outlook of the issuing corporation and industry. Ongoing procedures for monitoring and assessing any potential deterioration or downgrade in credit quality are also in place.

Approximately 1% of the total fair value of the Company's portfolio was comprised of non-investment grade corporate obligations at June 30, 1999. The Company believes that there is no impairment to these investments, as they will continue to receive principal and interest payments through maturity.

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

As of June 30, 1999, the Company held 45%, or $1.02 billion, of the total fair value of its fixed maturity investments as available for sale. The Company believes that this percentage is a prudent level that will allow enough liquidity to meet any adverse cash flow experience. The Company continues to classify a significant portion of its investment securities as held to maturity based on its intent to hold such securities to maturity. A key feature of LifeUSA Insurance's products is the provision of bonuses to encourage terminating policyholders to withdraw their funds over settlement periods lasting at least five years. Policyholders taking cash settlements do not receive the bonuses. This feature allows the Company to hold a significant amount of assets to maturity. Insurance regulations require LifeUSA Insurance to perform an asset adequacy analysis each year to determine if the assets are sufficient to fund future obligations. LifeUSA Insurance's asset adequacy analysis indicates that the assets are sufficient to fund future obligations. The Company continually monitors and modifies the allocation of new assets between held to maturity and available for sale as deemed prudent based on the continuing analysis of cash flow projections and liquidity needs.

SHAREHOLDER'S EQUITY. At June 30, 1999, the Company's shareholders' equity and book value per share were $267.7 million and $11.04, respectively, compared to $280.0 million and $11.30, respectively, at December 31, 1998. Excluding the effect of the net unrealized gain (loss) on fixed maturity investments available for sale reported as a separate component of shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's shareholders' equity and book value per share were $273.0 million and $11.26, respectively, at June 30, 1999, compared to $266.6 million and $10.76, respectively, at December 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              ON BUSINESS SEGMENTS

Management has organized the Company into three business segments in order to focus on the distinct functional activities performed by each. The Insurance Segment focuses on the administration, asset/liability management and reinsurance of fixed insurance products. The Marketing Segment focuses its efforts on the field force used to distribute fixed insurance products, product design and promotion, advertising and the management of investments in marketing subsidiaries. The Corporate Segment provides strategic direction for all segments and includes the operations of LifeUSA Securities and LTCAmerica because their results of operations are not yet material and do not warrant separate disclosure. The results of operations for the Company's Insurance, Marketing and Corporate Segments are presented in the discussion that follows. There were no material changes to the assets of each segment disclosed in the Annual Report and Form 10-K that would warrant disclosure in this Report. The tables on pages 33-36 summarize the results of operations for the second quarters and the first six months of 1999 and 1998.

The Company evaluates the performance of each business segment based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The asset and income statement items are allocated based on the functionality and nature of the activities performed by each segment.

INSURANCE SEGMENT. The Insurance Segment develops insurance products for LifeUSA Insurance, Allianz Life and LTCAmerica and cedes a portion of the business written by LifeUSA Insurance to reinsurers and assumes a portion of the Allianz/LUSA Business. The Insurance Segment manages the assets and liabilities for business retained or assumed by LifeUSA Insurance and administers all of the LifeUSA Insurance and Allianz/LUSA Business.

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

REVENUES. Total revenues were $92.4 million and $88.3 million in the second quarter of 1999 and 1998, and $182.1 million and $179.5 million for the first six months of 1999 and 1998, respectively. Since the revenues reported by the Insurance Segment account for the majority of the revenues reported by the Company on a consolidated basis, the reasons for the changes are consistent with those previously discussed in the Company's Results of Operations section.

EXPENSES. Total expenses were $85.4 million and $81.3 million in the second quarter of 1999 and 1998 and $170.6 million and $165.5 million for the first six months of 1999 and 1998, respectively. The increase in total expenses of 4% for the quarter and 3% for the first six months of 1999 compared to 1998 is primarily attributable to increases in interest credited to policyholder account values attributable to the increase in an equity return component of LifeUSA Insurance's equity-indexed annuity products and growth in annuities in force and legal expenses relating to litigation. These factors were partially offset by a decrease for the first six months of 1999 compared to 1998 in the marketing fee paid to the Marketing Segment, net of deferral, as a result of the decrease in premium and deposit production. The marketing fee, which decreased 3% in the first six months of 1999 compared to 1998, is calculated as a percentage of premiums and deposits and will vary generally with the change in premium and deposit production that decreased 5% over the same period. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will cause the marketing fee to change by greater or lesser amounts than the change in premium and deposit production.

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

REVENUES. Total revenues were $35.3 million and $32.3 million in the second quarter of 1999 and 1998, and $69.2 million and $67.6 million in the first six months of 1999 and 1998, respectively. The increase in total revenues during 1999 of 9% for the quarter and 2% for the first six months is primarily attributable to an increase in marketing fees earned during the second quarter from the Insurance Segment based on increased production of total collected premiums and deposits and increased investment income during the first six months of 1999 due to the sale of CMIC. The entire amount of the marketing fee is charged to the Insurance Segment and is eliminated in consolidation.

EXPENSES. Total expenses were $32.1 million and $30.1 million in the second quarter of 1999 and 1998, and $62.3 million and $63.0 million in the first six months of 1999 and 1998, respectively. The increase in total expenses during 1999 of 6% for the quarter is primarily attributable to commissions incurred that are based on premium and deposit production discussed previously. The decrease in total expenses during the first six months of 1999 compared the first six months of 1998 of 2% is primarily attributable to management of operating expenses offset by increased commissions incurred. Differences in the mix of production between annuities and life insurance and differences in the mix of premium between single, first year and renewal will also cause commissions to change.

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

REVENUES. Total revenues were $3.6 million and $2.8 million for second quarter 1999 and 1998, and $6.8 million and $5.6 million in the first six months of 1999 and 1998, respectively. The increase in total revenues during 1999 of 29% for the quarter and 23% for the first six months is primarily attributable to an increase in concession revenues of LifeUSA Securities from sales of securities products.

EXPENSES. Total expenses were $6.6 million and $2.9 million for the second quarter of 1999 and 1998, and $12.4 million and $5.5 million for the first six months of 1999 and 1998, respectively. The increase in 1999 compared to 1998 is primarily attributable to the Company's investment in LTCAmerica and an increase in salaries and employee benefits.

BUSINESS SEGMENTS RESULTS OF OPERATIONS. The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for the quarter ended June 30, 1999 and 1998 (in thousands):

                                                                 Insurance Segment                    Marketing Segment
                                                                                   Percent                             Percent
                                                         1999          1998        Change       1999         1998      Change
                                                      ------------------------------------   ---------------------------------
Revenues:
   Policyholder charges                               $  12,439     $  13,968        (11)%   $      --    $      --        --%
   Net investment income                                 42,241        38,757          8            --           18       N/A
   Net realized gains (losses) on investments                (7)          788        N/A            --           --        --
   Commissions and expense allowances and concessions    37,396        34,797          7            --           --        --
   Marketing fee                                             --            --         --        34,614       31,526         9
   Corporate fee                                             --            --         --            --           --        --
   Equity income in subsidiaries                             --            --         --           437          494       (12)
   Other                                                    342           (52)       N/A           255          244         5
                                                      ------------------------------------   ---------------------------------
         Total revenues                                  92,411        88,258          4        35,306       32,282         9

Benefits and expenses:
   Interest credited to policyholder account values      32,340        29,098         11            --           --        --
   Other benefits to policyholders                        5,470         5,815         (6)           --           --        --
   Amortization of deferred policy acquisition costs      7,788         8,442         (8)           --           --        --
   Commissions and marketing fee                         29,234        26,749          9        26,832       24,448         9
   Taxes, licenses and fees                                 908           902          1            --           --        --
   Operating expenses:
      Salaries and employee benefits                      3,887         3,752          3         1,803        1,872        (4)
      Data processing                                       898           905         (1)          208          373       (45)
      Printing and office supplies                          146           246        (41)          286          392       (28)
      Depreciation and amortization                         712           629         13           709          681         4
      Other                                               3,972         4,789        (17)        2,290        2,375        (4)
                                                      ------------------------------------   ---------------------------------
         Total benefits and expenses                     85,355        81,327          4        32,128       30,141         6
                                                      ------------------------------------   ---------------------------------

Income before income taxes                                7,056         6,931          0         3,178        2,141        48

Income taxes                                              2,691         2,433         10         1,318        1,004        31
                                                      ------------------------------------   ---------------------------------

Net income before minority interest                       4,365         4,498         (5)        1,860        1,137        64

Minority interest, net of tax                                --            --         --            --           --        --
                                                      ------------------------------------   ---------------------------------

Net income (loss)                                     $   4,365     $   4,498         (5)%   $   1,860    $   1,137        64%
                                                      ====================================   =================================

          Corporate Segment             Eliminating Entries(1)               Consolidated
                             Percent                                                         Percent
   1999         1998         Change       1999         1998         1999         1998        Change
------------------------------------   -----------------------   -----------------------------------
$      --    $      --           --%   $      --    $      --    $  12,439    $  13,968         (11)%
      363          373           (3)         (84)          --       42,520       39,148           8
       --           --           --           --           --           (7)         788         N/A
      646           --          N/A           --           --       38,042       34,797           9
       --           --           --      (34,614)     (31,526)          --           --          --
    2,255        2,103            7       (2,255)      (2,103)          --           --          --
       98           68           44           --           --          535          562          (5)
      228          242           (6)        (448)          --          377          434         (14)
------------------------------------   -----------------------   -----------------------------------
    3,590        2,786           29      (37,401)     (33,629)      93,906       89,697           5


       --           --           --           --           --       32,340       29,098          11
       --           --           --           --           --        5,470        5,815          (6)
       --           --           --           --           --        7,788        8,442          (8)
      540          196          275      (34,265)     (31,065)      22,341       20,328           9
        1           --           --           --           --          909          902           1

    2,544          920          276         (142)        (190)       8,092        6,354          27
      154           52          296          (13)         (20)       1,247        1,310          (5)
      316           47          672          (54)         (74)         694          611          13
      101           73           38           --           --        1,522        1,383          10
    2,924        1,635           79       (2,927)      (2,280)       6,259        6,519          (4)
------------------------------------   -----------------------   -----------------------------------
    6,580        2,923          225      (37,401)     (33,629)      86,662       80,762           7
------------------------------------   -----------------------   -----------------------------------

   (2,990)        (137)      (2,182)          --           --        7,244        8,935         (19)

   (1,194)         (76)      (1,571)          --           --        2,815        3,361         (16)
------------------------------------   -----------------------   -----------------------------------

   (1,796)         (61)      (2,944)          --           --        4,429        5,574         (21)

      (71)          --          N/A           --           --          (71)          --         N/A
------------------------------------   -----------------------   -----------------------------------

$  (1,725)   $     (61)      (2,828)   $      --    $      --    $  84,500    $   5,574         (19)%
====================================   =======================   ===================================

--------------------------------------
(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the deferred policy acquisition costs and the corresponding amortization is recorded as an asset and expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above.

The following table summarizes the results of operations reported by the three business segments and reconciles to the Company's consolidated results of operations for the six months ended June 30, 1999 and 1998 (in thousands):

                                                                   Insurance Segment                     Marketing Segment
                                                                                     Percent                               Percent
                                                            1999         1998        Change       1999         1998        Change
                                                         -----------------------------------    ----------------------------------
Revenues:
   Policyholder charges                                  $  24,817    $  27,034         (9)%    $      --    $      --         --%
   Net investment income                                    83,848       77,468          8          1,783           27      6,603
   Net realized gains (losses) on investments                1,476          793         86             --           --         --
   Commissions and expense allowances and concessions       71,264       73,672         (4)            --           --         --
   Marketing fee                                                --           --         --         66,128       66,322         (1)
   Corporate fee                                                --           --         --             --           --         --
   Equity income in subsidiaries                                --           --         --            795          776          2
   Other                                                       672          488         38            470          490         (6)
                                                         -----------------------------------    ----------------------------------
         Total revenues                                    182,077      179,455          1         69,176       67,615          2

Benefits and expenses:
   Interest credited to policyholder account values         63,568       58,421          9             --           --         --
   Other benefits to policyholders                          11,978       11,641          3             --           --         --
   Amortization of deferred policy acquisition costs        16,997       15,952          6             --           --         --
   Commissions and marketing fee                            55,572       57,042         (3)        51,557       51,372          0
   Taxes, licenses and fees                                  1,555          796         95             --           --         --
   Operating expenses:
      Salaries and employee benefits                         7,706        7,569          1          3,626        3,795         (5)
      Data processing                                        1,863        1,823          2            460          773        (41)
      Printing and office supplies                             292          621        (53)           596          829        (29)
      Depreciation and amortization                          1,396        1,234         13          1,459        1,240         17
      Other                                                  9,712       10,405         (7)         4,566        5,031        (10)
                                                         -----------------------------------    ----------------------------------
         Total benefits and expenses                       170,639      165,504          3         62,264       63,040         (2)
                                                         -----------------------------------    ----------------------------------

Income before income taxes                                  11,438       13,951        (19)         6,912        4,575         51

Income taxes                                                 4,410        4,966        (12)         2,251        2,036         10
                                                         -----------------------------------    ----------------------------------

Net income before minority interest                          7,028        8,985        (23)         4,661        2,539         84

Minority interest, net of tax                                   --           --         --             --           --         --
                                                         -----------------------------------    ----------------------------------

Net income (loss)                                        $   7,028    $   8,985        (23)%    $   4,661    $   2,539         84%
                                                         ===================================    ==================================

            Corporate Segment          Eliminating Entries(1)               Consolidated
                             Percent                                                          Percent
   1999          1998        Change       1999         1998         1999         1998         Change
------------------------------------   ----------------------    ------------------------------------
$      --    $      --           --%   $      --    $      --    $  24,817    $  27,034          (9)%
      731          765           (4)        (167)        (171)      86,195       78,089          10
       --          (26)         N/A           --           --        1,476          767          92
    1,058          390          271           --           --       72,322       74,062          (2)
       --           --           --      (66,128)     (66,322)          --           --          --
    4,413        4,361            1       (4,413)      (4,361)          --           --          --
      150           68          220           --           --          945          844          12
      474            1          N/A         (933)          --          683          979         (30)
------------------------------------   ----------------------    ------------------------------------
    6,826        5,559           23      (71,641)     (70,854)     186,438      181,775           3


       --           --           --           --           --       63,568       58,421           9
       --           --           --           --           --       11,978       11,641           3
       --           --           --           --           --       16,997       15,952           7
      902          315          286      (65,418)     (65,493)      42,613       43,236          (1)
        1           --           --           --           --        1,556          796          95

    4,671        1,801          259         (295)        (341)      15,708       12,824          22
      321          102          314          (30)         (36)       2,614        2,662          (2)
      642          106          604         (113)        (137)       1,417        1,419          (1)
      199          125           59           --           --        3,054        2,599          17
    5,618        3,079           82       (5,785)      (4,847)      14,111       13,668           3
------------------------------------   ----------------------    ------------------------------------
   12,354        5,528          223      (71,641)     (70,854)     173,616      163,218           6
------------------------------------   ----------------------    ------------------------------------

   (5,528)          31      (17,832)          --           --       12,822       18,557         (31)

   (2,172)         (28)       7,757           --           --        4,489        6,974         (36)
------------------------------------   ----------------------    ------------------------------------

   (3,356)          59       (5,688)          --           --        8,333       11,583         (29)

     (168)          --          N/A           --           --         (168)          --         N/A
------------------------------------   ----------------------    ------------------------------------

$  (3,188)   $      59       (5,403)   $      --    $      --    $  88,501    $  11,583         (27)%
====================================   ======================    ====================================

---------------------------------
(1) On a consolidated basis, the Company defers the costs of acquiring new business and amortizes these costs over the lives of the policies in proportion to the estimated gross profits expected to be realized on the policies. For business segment reporting purposes, the deferred policy acquisition costs and the corresponding amortization is recorded as an asset and expense of the Insurance Segment. In addition, expenses allocated to the Marketing Segment and Corporate Segment for business segment reporting purposes that are deferred by the Company on a consolidated basis are reported direct (gross of the amounts deferred) by each of these segments. The Insurance Segment reports the impact of these deferrals as a reduction in the marketing and corporate fees paid to the Marketing Segment and Corporate Segment, respectively. The differences between the total of the expenses reported by all of the segments and the expenses (net of deferrals) reported by the Company on a consolidated basis appear as intersegment eliminations in the tables presented above.

                                     * * * *

Statements other than historical information contained in this Report, are forward-looking statements and, therefore, subject to risks and uncertainties, including those identified below, which could cause the actual results to differ materially from statements. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and similar expressions identify forward-looking statements. Factors which could cause actual results to differ materially from the forward-looking statements, thereby resulting in a material adverse impact on the business, results of operations or financial condition of the Company, include but are not limited to (a) failure to complete the pending Allianz Life merger; (b) the Company's ability to develop or receive regulatory approval of new products intended to be marketed as uniquely suited to meet identified needs for life insurance, retirement income planning and long-term care; (c) regulatory constraints on existing or future products rendering the products unmarketable or unprofitable; (d) the Company's ability to favorably differentiate its products and service levels from those of competitors, including other insurance and financial services companies and various investment vehicles readily available to consumers; (e) loss of key personnel; (f) the Company's ability to manage assets and produce returns providing sufficient spread on invested assets backing policyholder liabilities;
(g) the strength of the equity markets and the interest rate environment; (h) field marketing organization investment in the education and support of agents selling the Company's products; (i) the ability of owned and minority-owned marketing organizations to increase production and profitability; (j) increase in the size and improvement in the productivity of the Company's distribution system; (k) willingness of the private market to identify and allocate significant resources to long-term care coverage; (l) the Company's ability to attract and retain committed, competent and creative home office owners and management; (m) the Company's ability to ensure the continuous availability of technology at levels necessary to efficiently process and maintain the business produced for the entire enterprise and manage the assets of the enterprise; (n) litigation, with or without merit, claiming significant resources of the enterprise; and (o) the efficacy of the Company's remediation of all operational systems and non-computer devices and internal computer software to avoid Year 2000 problems, and the reliability of assurances obtained from and ongoing data exchange testing with key vendors and business partners to address Year 2000 problems. Forward-looking statements speak only as of the date on which they are made, and the Company does not undertake an obligation to update or revise any forward-looking statements.

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

In December 1997, six annuity policyholders commenced a lawsuit against the Company. The action is styled on behalf of the named plaintiffs and seeks certification on behalf of a class of policyholders that purchased annuity policies. The plaintiffs allege that they and other annuity policyholders have been damaged due to certain alleged misrepresentations and alleged inadequate disclosures at the times the annuities were purchased and from time to time thereafter. The case was commenced in the United States Federal Court for the Eastern District of Pennsylvania. On April 15, 1999, the Company made a motion for summary judgement and the plaintiffs moved for class certification. Briefing on these motions was completed on June 2, 1999 and the court has taken them under advisement. While it is not possible to predict the outcome of the litigation, the Company does not anticipate any material adverse financial result.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 13, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934. The following matters were voted upon at the meeting:

                                                              Votes        Votes      Votes      Broker
                                                                For    Abstained    Against    Non-Vote
                                                         ----------    ---------    -------    --------
1)       To elect the following persons as Directors:

         Hugh Alexander                                  22,761,055      167,463         --          --
         Jack H. Blaine                                  22,759,137      169,381         --          --
         Edward J. Bonach                                22,756,111      172,407         --          --
         Margery G. Hughes                               22,758,356      170,162         --          --
         Robert S. James                                 22,384,811      543,707         --          --
         Barbara J. Lautzenheiser                        22,759,555      168,963         --          --
         Robert W. MacDonald                             22,760,859      167,659         --          --
         Daniel J. Rourke                                22,760,375      168,143         --          --
         Ralph Strangis                                  22,761,055      167,463         --          --
         Donald J. Urban                                 22,758,087      170,431         --          --
         Mark A. Zesbaugh                                22,759,846      168,672         --          --

                                                              Votes        Votes      Votes      Broker
                                                                For    Abstained    Against    Non-Vote
                                                         ----------    ---------    -------    --------
2)       To ratify the appointment of Ernst & Young
         LLP as the independent auditors for the
         Company for the year 1999                       22,862,660       29,978     35,880          --



ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         (27)  Financial data schedule (electronic filing only)

(b) A report on Form 8-K was filed May 19, 1999, to report that the Company, Allianz Life, and a subsidiary of Allianz Life entered into an agreement and plan of merger on May 17, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Life USA HOLDING, INC.
                                       -----------------------------------
                                                (Registrant)



Date: August 12, 1999

                                           /s/ Mark A. Zesbaugh
                                       -----------------------------------
                                           Mark A. Zesbaugh
                                           Executive Vice President
                                           Chief Financial Officer